Form 10-Q
period 1999-09-30
IGO CORP
filed 1999-11-12
CIK 1073773

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999

                           Commission file number:
                                  333-84723

                               iGo CORPORATION
           (Exact name of registrant as specified in its charter)

                  Delaware                                                   94-3174623
(State or other jurisdiction of incorporation                    (IRS Employer Identification Number)
              or organization)

                                   Ken Hawk
                     President and Chief Executive Officer
                      2301 Robb Drive Reno, Nevada 89523
              (Address of principal executive offices) (Zip Code)

                               (775) 746-6140
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

 Shares outstanding of each of the registrant's classes of common stock as of
                               November 1, 1999


           Class                           Outstanding as of November 1, 1999
           -----                           ----------------------------------
Common stock, $0.001 par value                        19,358,450
                                iGo Corporation

                                   Form 10-Q

                               Table of Contents

Part I    Financial Information

          Item 1    Condensed Financial Statements

                    Condensed Balance Sheets as of September 30, 1999
                    and December 31, 1998                                     4

                    Condensed Statements of Operations for the Three-Month Periods and Nine-Month Periods Ended September 30, 1999
                    and September 30, 1998                                    6

                    Condensed Statements of Cash Flows for the Nine-Month
                    Periods Ended September 30, 1999 and September 30, 1998   7

                    Notes to Condensed Financial Statements                   9

          Item 2    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      12

                    Factors That May Effect Future Results                   19

          Item 3    Quantitative and Qualitative Disclosures About
                    Market Risk                                              32

Part II   Other Information                                                  33

          Item 1    Legal Proceedings

          Item 2    Changes in Securities and Use of Proceeds

          Item 3    Defaults Upon Senior Securities

          Item 4    Submission of Matters to a Vote of Securities Holders

          Item 5    Other Information

          Item 6    Exhibits and Reports on Form 8-K

Signatures                                                                   36

                                     Part I

                             Financial Information



                                     Item 1

                         Condensed Financial Statements
iGo CORPORATION
Condensed Balance Sheets
September 30, 1999 and December 31, 1998
--------------------------------------------------------------------------------
Dollars in Thousands

ASSETS                                                                Sept. 30, 1999              Dec. 31, 1998
                                                                      --------------              -------------

CURRENT ASSETS:
    Cash and cash equivalents                                              $2,571                    $2,505
    Accounts receivable, net of allowances for doubtful accounts
      of $379 and $170                                                      1,303                       464
    Inventories, net of allowances for obsolescence of $230
      and $109                                                              2,110                     1,387
    Prepaid expenses                                                        1,177                       103
                                                                           ------                    ------
           Total current assets                                             7,161                     4,459
                                                                           ------                    ------
PROPERTY AND EQUIPMENT, net of allowances for
  depreciation of $236 and $155                                             1,693                       997
                                                                           ------                    ------

Intangibles and other assets                                                  485                        80
                                                                           ------                    ------

     TOTAL                                                                 $9,339                    $5,536
                                                                           ======                    ======

                                                                     (continued)
iGo CORPORATION
Condensed Balance Sheets (continued)
September 30, 1999 and December 31, 1998
--------------------------------------------------------------------------------
Dollars in Thousands

                                                                                                                     Pro Forma
                                                                                                                   Stockholders'
                                                                                                                     Equity at
                                                                                                                   Sept. 30, 1999
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                     Sept. 30, 1999           Dec. 31, 1998             (Note 4)
                                                                   --------------           -------------          --------------
CURRENT LIABILITIES:
    Accounts payable                                                  $  3,602                 $   781
    Accrued liabilities                                                    814                     194
    Short term notes payable                                                 -                      21
    Current portion of capital lease obligation                             94                      16
                                                                      --------                 -------
               Total current liabilities                                 4,510                   1,012
Deferred rent                                                               37                      36
Long-term portion of capital lease obligation                              616                      23
Long-term debt                                                             191                       -
                                                                      --------                 -------
               Total liabilities                                         5,354                   1,071
                                                                      --------                 -------
Commitments and contingencies (Note 5)

Mandatory redeemable preferred stock                                    15,217                   7,890                 $      -
                                                                      --------                 -------                 --------
STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.001 par value; 52,237,500 shares authorized, actual; 50,000,000 shares authorized, proforma; 6,682,396, and 6,590,646 issued and outstanding, actual; 14,325,450
      issued and outstanding, pro forma                                      7                       7                       14
    Additional paid-in capital                                           2,328                     300                   17,538
    Deferred compensation                                               (1,963)                   (188)                  (1,963)
    Receivable from stockholder                                            (50)                    (46)                     (50)
    Accumulated deficit                                                (11,554)                 (3,498)                 (11,554)
                                                                      --------                 -------                 --------
               Total stockholders' equity (deficit)                    (11,232)                 (3,425)                $  3,985
                                                                      --------                 -------                 ========
TOTAL                                                                 $  9,339                 $ 5,536
                                                                      ========                 =======

    The accompanying notes are an integral part of these financial statements.

iGo CORPORATION
Condensed Statements of Operations
For the Three-Month Periods and Nine-Month Periods Ended September 30, 1999 and September 30, 1998
--------------------------------------------------------------------------------
Dollars in Thousands (except weighted average shares)


                                               Three-Month Periods Ended            Nine-Month Periods Ended
                                            -------------------------------     -------------------------------
                                            September 30,     September 30,     September 30,     September 30,
                                                 1999              1998              1999              1998
                                            -------------     -------------     -------------     -------------
REVENUES:
    Net product revenue                        $    5,330       $     3,140        $   13,047         $   8,919
    Development revenue                                 -                 -                 -               502
                                               ----------       -----------        ----------         ---------

               Total net revenues                   5,330             3,140            13,047             9,421

    Cost of goods sold                              3,514             2,079             8,526             6,354
                                               ----------       -----------        ----------         ---------
               Gross profit                         1,816             1,061             4,521             3,067
                                               ----------       -----------        ----------         ---------
OPERATING  EXPENSES:
    Sales and marketing                             4,076               939             8,252             2,873
    Product development                               168                95               518               255
    General and administrative                      1,200               409             3,006             1,194
                                               ----------       -----------        ----------         ---------
               Total operating expenses             5,444             1,443            11,776             4,322
                                               ----------       -----------        ----------         ---------
Loss from operations                               (3,628)             (382)           (7,255)           (1,255)

OTHER INCOME (EXPENSE), net
    Interest income                                    31                 -                63                 1
    Interest expense                                  (42)              (36)              (71)              (79)
    Loss on disposal of assets                          -                 -              (219)                -
    Miscellaneous income (expense)                     (3)                3                 4                12
                                               ----------       -----------        ----------         ---------
Loss before provision for income taxes             (3,642)             (415)           (7,478)           (1,321)

Provision for income taxes                              -                 -                (1)                -
                                               ----------       -----------        ----------         ---------
NET LOSS                                           (3,642)             (415)           (7,479)           (1,321)

Preferred stock dividends                            (250)              (38)             (577)             (113)
                                               ----------       -----------        ----------         ---------
Net loss attributable to
   common stockholders                         $   (3,892)       $     (453)       $   (8,056)        $  (1,434)
                                               ==========        ==========        ==========         =========

Net loss per share--basic and diluted          $    (0.59)       $    (0.08)       $    (1.25)        $   (0.24)
                                               ==========        ==========        ==========         =========

Supplemental                                   $    (0.26)       $    (0.04)       $    (0.56)        $   (0.14)
                                               ==========        ==========        ==========         =========

Weighted-average shares outstanding             6,611,070         6,003,656         6,438,022         5,960,442
                                               ==========        ==========        ==========         =========

Supplemental                                   13,955,495         9,671,156        13,331,993         9,627,942
                                               ==========        ==========        ==========         =========

The accompanying notes are an integral part of these financial statements.

iGo CORPORATION
Condensed Statements of Cash Flows
For the Nine-Month Periods Ended September 30, 1998 and September 30, 1999
--------------------------------------------------------------------------------
Dollars in Thousands

                                                                                                 Nine-Month Periods Ended
                                                                                                        September 30,
                                                                                               -----------------------------
                                                                                                 1999                 1998
                                                                                               -------              --------
Cash flows from operating activities
    Net loss                                                                                   $(7,479)             $(1,321)
         Adjustments to reconcile net loss to net cash used in operating activities:
              Compensation expense related to stock options                                        230                   11
              Accrued interest on stockholder note receivable                                       (4)                  (2)
              Provisions for bad debt and inventory                                                720                  425
              Loss on sale leaseback                                                               219                    -
              Depreciation and amortization                                                        291                   99
              Changes in:
                   Accounts receivable                                                          (1,241)                 420
                   Inventories                                                                  (1,040)                (395)
                   Prepaid expenses                                                             (1,074)                (429)
                   Accounts payable, accrued liabilities and deferred rent                       3,442                  308
                                                                                               -------              -------
                        Net cash used in operating activities                                   (5,936)                (884)
                                                                                               -------              -------
Cash flows from investing activities:
    Acquisition of property and equipment                                                       (1,170)                (263)
    Acquisition of intangibles and other assets                                                   (442)                  (4)
                                                                                               -------              -------
                        Net cash used in investing activities                                   (1,612)                (267)
                                                                                               -------              -------
Cash flows from financing activities:
    Principle payments on short-term note and capital leases                                       (53)                 (36)
    Proceeds from sale lease back                                                                  702                    -
    Proceeds from exercise of stock options                                                         23                    -
    Net proceeds from borrowings                                                                 1,171                    -
    Net proceeds from borrowings under line of credit                                                -                1,216
    Net proceeds from issuance of mandatory redeemable preferred stock                           5,771                    -
                                                                                               -------              -------
                        Net cash provided by financing activities                                7,614                1,180
                                                                                               -------              -------
Net increase in cash and cash equivalents                                                           66                   29
Cash and cash equivalents, beginning of period                                                   2,505                    -
                                                                                               -------              -------
Cash and cash equivalents, end of period                                                       $ 2,571              $    29
                                                                                               =======              =======

                                                                     (continued)
iGo CORPORATION
Condensed Statements of Cash Flows (continued)
For the Nine-Month Periods Ended September 30, 1998 and September 30, 1999
--------------------------------------------------------------------------------
Dollars in Thousands

                                                                                       Nine-Month Periods Ended
                                                                                              September 30,
                                                                                      ---------------------------
                                                                                        1999                1998
                                                                                      -------              ------
Supplemental disclosure of cash flows information:

        Cash paid during the period for interest                                       $   78               $  79
                                                                                       ======               =====
        Equipment acquired through capital leases                                      $    -               $   6
                                                                                       ======               =====
        Mandatory redeemable preferred stock dividends accrued                         $  577               $ 113
                                                                                       ======               =====
        Intangibles and other assets acquired with short-term notes                    $    -               $  83
                                                                                       ======               =====
        Conversion of debt to Series C preferred stock                                 $  980               $   -
                                                                                       ======               =====
        Deferred compensation on stock options issued                                  $2,005               $ 203
                                                                                       ======               =====

The accompanying notes are an integral part of these financial statements.

                                iGo CORPORATION

                    Notes to Condensed Financial Statements


1.  Basis of Presentation

  The accompanying condensed financial statements for the three-month periods and nine-month periods ended September 30, 1999 and 1998 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain interim information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial condition, results of operations, and cash flows have been included. The results of operations for the interim periods should not be considered indicative of results for any other interim period or for a full calendar year. These financial statements should be read in conjunction with the financial statements, and notes thereto, in the Company's Form S-1, as amended and filed on October 13, 1999. Certain amounts in previous presentations have been reclassified to be consistent with the 1999 condensed financial statements.


2.   Recently Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000. Although the Company does not believe SFAS No. 133 will have a material impact on its financial statements, because of the complexity of SFAS No. 133, the ultimate impact of its adoption has not yet been determined.


3.   Net Loss Per Share

  Net loss per share-basic and diluted, is computed using the weighted-average number of common shares outstanding during the period. Stock options and warrants were not included in the computations because they would have been antidilutive. Supplemental loss per share reflects the assumed conversion of mandatory redeemable preferred stock (see note 4).

4.  Equity Securities

  The Company issued 3,667,500 shares of Series A mandatory redeemable preferred stock ("Series A") during 1996 and 3,000,000 shares of Series B mandatory redeemable preferred stock ("Series B") during 1998. Holders of Series A and Series B were entitled to receive dividends at 8% per annum, prior to conversion of their shares into common stock at a ratio of 1:1 excluding accrued dividends. The conversion ratio for Series A would have been adjusted upon issuance of common stock at less than $0.45 per share. The conversion ratio for Series B would have been adjusted upon issuance of common stock at less than $2.00 per share. Conversion was automatic upon the Company's initial public offering at a share price of not less than $1.25, with aggregate proceeds of not less than $15.0 million. If elected by the holders of 66 2/3% of the preferred stock then outstanding, unconverted preferred stock would have been redeemed, on a quarterly basis, over eight consecutive quarters beginning in June 2003 at the original issuance price plus any declared but unpaid dividends, or upon a sale or merger of the Company meeting certain criteria. Holders of Series A and Series B were also entitled to a liquidation preference over common stock equal to the original price plus any accrued but unpaid dividends.

  No dividends were declared or paid as of December 31, 1998. The Company recorded accrued dividends on Series A of $140,434 during the year ended December 31, 1997 and $152,011 and $94,667 on Series A and Series B, respectively, during the year ended December 31, 1998.

  On July 30, 1999, the Company received gross proceeds of approximately $5.8 million on the sale of 850,572 shares of Series C at $6.82 per share. The Series C shareholders had the same rights, preferences, and privileges as the Series A and Series B shareholders.

  On October 13, 1999, the Company conducted an initial public offering of 5,000,000 shares of its common stock at a price of $12.00 per share. All shares of Series A, B and C preferred stock automatically converted into common stock upon the consummation of the offering.


5.   Legal Proceedings

  On July 19, 1999, the company from whom the Company purchased the rights to the 1-800-Batteries toll free telephone number and name gave the Company notice that they believe the Company has failed to cure a material breach of the Company's agreement with them. The notice also stated that they are terminating their agreement with the Company and demanding a return of their rights as well as unspecified monetary damages. At the same time, they made a demand for arbitration of the matter with the American Arbitration Association ("AAA") in Richmond, Virginia. The Company responded to their demand by formally denying their claims as well as challenging the location of the arbitration proceeding. Subsequently, AAA ruled that the arbitration would be held in Richmond, Virginia, and an arbitrator has been selected. Many of the Company's customers may rely on the 1-800-Batteries phone number to reach the Company's customer solutions representatives and to the extent that the arbitrator disagrees with the

Company's position and allows this agreement to terminate, the Company could be harmed, although it is difficult to estimate the extent or magnitude of such harm.

  On October 11, 1999, the Company and certain employees were named as defendants in a lawsuit alleging that the Company has induced certain of the plaintiff's former employees to breach the terms of their nondisclosure and nonsolicitation agreements with the plaintiff, that the Company has interfered with the plaintiff's contractual relations and prospective economic advantage, and that the Company has engaged in unfair competition. The plaintiff seeks injunctive relief, monetary damages, costs and attorney's fees. The Company believes that this suit is without merit and has filed a motion to dismiss which is currently pending before the court. While the Company intends to vigorously defend its actions in this matter, it cannot be certain that it will be successful in its defense. Furthermore, if the Company is unsuccessful in defending this action, any remedies awarded to the plaintiff could have an adverse effect on the Company's financial position or results of future operations.


6.  Stock Split and Delaware Reincorporation

  On August 30, 1999, the Company reincorporated in Delaware and effected a 6 for 1 share stock split. The number of shares issued and outstanding, the conversion factors for all series of preferred stock, stock option information, and per share information for all periods presented have been adjusted to reflect the stock split.

                                     Item 2

                    Management's Discussion and Analysis of

                 Financial Condition and Results of Operations


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The following discussion was prepared by iGo Corporation (referred throughout this document where appropriate, as "iGo," "Company," "we," "our," and "us"), and should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report as well as the Factors That May Effect Future Results that follow this discussion. The following discussion and other material in this report on Form 10-Q contain certain forward-looking statements. The forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and upon assumptions with respect to future business decisions which are subject to change. Accordingly, actual results could differ materially from those contemplated by such forward-looking statements.


General

iGo is a leading provider of hard-to-find, model-specific accessories and services for mobile electronic devices such as laptop computers, cellular phones and handheld electronic organizers. Through our iGo.com website and customer solutions representatives, we enable businesses and individual consumers to efficiently identify, locate and purchase these products and services. Our proprietary databases of over 6,500 products from more than 350 suppliers, combined with our comprehensive industry knowledge and service expertise, create a valuable one-stop solution for our customers. We believe that our business model offers significant benefits to mobile device manufacturers, business enterprises, mobile professionals and other people on the go.

Revenues from sales of products and shipping fees are recognized at the time the merchandise is shipped to customers, net of any discounts and reserves for expected returns. The majority of orders are shipped the same day they are received. To date, approximately 75% of customer purchases have been made with credit cards. We generally receive payment from the credit card companies within one to four business days after shipment of the product. We also extend credit terms, typically net 30 days, to corporate accounts that we have evaluated for creditworthiness. Inventory is carried at the lower of cost or market. We use the first-in-first-out method to determine cost. Advertising and promotional costs are expensed as incurred and are recorded net of any cooperative advertising amounts due from our suppliers at that time. In the case of direct mail campaigns, the expenses are recorded at the time the promotional piece is mailed to potential customers because the projected future revenue stream from these mailings, which can occur over a two month period, cannot be ultimately determined at the time the mailing occurs.

We incurred net losses of $45,000 in 1996, $886,000 in 1997 and $1.9 million in 1998. For the nine months ended September 30, 1999, our net loss was $7.5 million. At September 30, 1999, we had an accumulated deficit of approximately $11.6 million. The net losses resulted from costs associated with marketing programs to attract new customers, developing our website and proprietary databases and the development of our operational infrastructure. We plan to invest heavily in marketing and promotion, to hire additional employees and to enhance our website and operating infrastructure. Therefore, we expect to incur increasing sales and marketing, general and administrative and product development expenses. As a result, we will need to generate significantly higher revenues to achieve and maintain profitability, although we may never be able to do so. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater.

Nine-Month Period Ended September 30, 1999 Comparison to Nine-Month Period Ended September 30, 1998

Net Product Revenue. Net product revenue consists of product sales to customers and outbound shipping charges, net of any discounts and reserves for expected returns. Net product revenue increased 46% from $8.9 million for the nine months ended September 30, 1998 to $13.0 million for the nine months ended September 30, 1999. The increase in net product revenue reflects sales to new customers, repeat purchases from existing customers and the overall growth in the installed base of mobile devices requiring accessories and batteries.


Development Revenue. Development revenue represents sales of proprietary products developed and manufactured for a specific customer. No product development revenue was generated for the nine months ended September 30, 1999, as compared to $502,000 for the nine months ended September 30, 1998. This decrease reflects our strategy of focusing on the sale of products with broad appeal to individuals and businesses rather than on proprietary products for a specific customer's application. We do not anticipate generating significant development revenue in the future.


Costs of Goods Sold. Cost of goods sold consists primarily of the cost of products sold to customers, inbound shipping expense and outbound shipping charges. Cost of goods sold increased 34% from $6.4 million for the nine months ended September 30, 1998 to $8.5 million for the nine months ended September 30, 1999. The increase in gross margin from 33% to 35% reflects improved sourcing and purchasing capabilities and a shift to higher margin products in the overall sales mix and is partially offset by shipping discounts.


Sales and Marketing. Sales and marketing expenses consist primarily of advertising costs, fulfillment expenses, credit card costs and the salary and benefits of our sales, marketing and customer contact center personnel. Advertising and promotional expenses include online marketing efforts, print advertising, trade shows and direct marketing costs. Sales and marketing expenses increased 187% from $2.9 million for the nine months ended September 30, 1999 to $8.3 million for the nine months ended September 30, 1999. The increase primarily reflected an increase in advertising and promotional costs, including direct campaigns to promote our website and significant increases in web advertising. Advertising and promotional expenses increased 212% from $1.7 million for the nine months ended September 30, 1998 to $5.3 million for the nine months ended September 30, 1999. All other sales and marketing expenses (consisting primarily of payroll expenses, credit card processing, fulfillment expenses and consulting fees) increased 150% from $1.2 million for the nine months ended September 30, 1998 to $3.0 million for the nine months ended September 30, 1999. We intend to continue to pursue an aggressive marketing strategy to attract new customers. Therefore, we expect sales and marketing expenses to increase significantly in absolute dollar terms in future periods.


Product Development. Product development expenses consist primarily of payroll and related expenses for merchandising and website personnel, site hosting fees and web content and design expenses. Product development expenses increased 103% from $255,000 for the nine months ended September 30, 1998 to $518,000 for the nine months ended September 30, 1999. This increase is the result of expenses incurred to improve our website interface, the introduction of new Internet-based technology and the overall expansion of our mobile product offerings. We intend to continue to build the infrastructure necessary to provide a high level of service. Therefore, we expect product development expenses to increase in the future.


General and Administrative. General and administrative expenses consist of salaries and related costs for our executive, administrative and finance personnel, support services and professional fees, as well as general corporate expenses such as rent and depreciation. General and administrative expenses increased 152% from $1.2 million for the nine months ended September 30, 1998 to $3.0 million for the nine months ended September 30, 1999. This increase was primarily attributable to increased personnel as well as costs associated with the complete upgrade of our customer contact database and finance systems including depreciation and service costs. We upgraded these systems in January, 1999, to increase functionality and to provide for expected growth. In addition, for the nine months ended September 30, 1999, we recorded $2.0 million in deferred compensation for new option grants to employees and directors and expensed $230,000, principally related to these grants. This deferred compensation amount represents the difference between the deemed fair value of the common stock and the exercise price at the time the options were granted.


Other Income (Expense), Net. Other income (expense), net, consists primarily of interest expense net of interest income earned on cash and cash equivalents and loss resulting from sale-leaseback transactions. Other income (expense), net, increased from $66,000 for the nine months ended September 30, 1998 to $223,000 for the nine months ended September 30, 1999, primarily as a result of a $219,000 loss incurred on the sale and leaseback of computer equipment and software, partially offset by $63,000 in interest income.



Three-Month Period Ended September 30, 1999 Comparison to Three-Month Period Ended September 30, 1998

Net Product Revenue. Net product revenue increased 70% from $3.1 million for the quarter ended September 30, 1998 to $5.3 million for the quarter ended September 30, 1999. The increase in net product revenue reflects sales to new customers, repeat purchases from existing customers and the overall growth in the installed base of mobile devices requiring accessories and batteries.


Costs of Goods Sold. Cost of goods sold increased 69% from $2.1 million for the quarter ended September 30, 1998 to $3.5 million for the quarter ended September 30, 1999, as a result of increased sales. Gross margin remained consistent at 34%.


Sales and Marketing. Sales and marketing expenses increased from $939,000 for the quarter ended September 30, 1998 to $4.1 million for the quarter ended September 30, 1999. The increase primarily reflects an increase in advertising and promotional costs, including direct campaigns to promote our website, and significant increases in web advertising. Advertising and promotional expenses increased from $518,000 for the quarter ended September 30, 1998 to $3.0 million for the quarter ended September 30, 1999. All other sales and marketing expenses consisting primarily of payroll expenses, credit card processing, fulfillment expenses and consulting fees increased 161% from $421,000 for the quarter ended September 30, 1998 to $1.1 million for the quarter ended September 30, 1999. Therefore, we expect sales and marketing expenses to increase in the future.


Product Development. Product development expenses increased from $95,000 for the quarter ended September 30, 1998 to $168,000 for the quarter ended September 30, 1999. This increase is the result of expenses incurred to improve our website interface, the introduction of new Internet-based technology and the overall expansion of our mobile product offerings. We intend to continue to build the infrastructure necessary to provide a high level of service. Therefore, we expect product development expenses to increase in the future.


General and Administrative. General and administrative expenses increased from $409,000 for the quarter ended September 30, 1998 to $1.2 million for the quarter ended September 30, 1999. This increase was primarily attributable to increased personnel as well as costs associated with the complete upgrade of our customer contact database and finance systems including depreciation and service costs. In addition, for the quarter ended September 30, 1999, we recorded $1.1 million in deferred compensation for new option grants to employees and directors and expensed $139,000, principally related to these grants. This deferred compensation amount represents the difference between the deemed fair value of the common stock and the exercise price at the time the options were granted.


Other Income (Expense), Net. Other income (expense), net, decreased from $33,000 for the three months ended September 30, 1998 to $14,000 for the three months ended September 30,1999, primarily as a result of $31,000 in interest income for the period ended September 30, 1999, offset by a $6,000 increase in interest expense.



Liquidity and Capital Resources

Prior to our initial public offering, we financed our operations primarily through the sale of preferred stock, capital lease obligations and revolving credit facilities. As of September 30, 1999, we have received $13.2 million from the sale of preferred stock, net of issuance costs. Of this amount, $1.4 million was received in June 1996, $6.0 million in October 1998 and $5.8 million in July 1999. Proceeds from equipment financed under a sale-leaseback transaction, net of principal repayments, amounted to $685,000 during the nine months ended September 30, 1999.

Net cash used in operating activities was $5.9 million for the nine months ended September 30, 1999, and $884,000 for the nine months ended September 30, 1998. Net cash used in operating activities consisted primarily of net losses, as well as increased inventory balances and fluctuation in accounts receivable between periods, partially offset by increased depreciation and reserve accounts. Net cash used in investing activities was $1.6 million for the nine months ended September 30, 1999. Of this amount, $702,000 was financed through sale-leaseback transactions. The terms of the lease line provide a total facility of $2.0 million, of which $1.3 million was available at September 30, 1999 and requires repayment over 30 to 42 months. Net cash used in investing activities was $267,000 for the nine months period ended September 30, 1998, and reflects purchases of equipment commensurate with the overall growth of our business. Net cash used in investing activities consists primarily of capital expenditures for computers, software and office furniture, as well as costs to acquire internet domain names.

Net cash provided by financing activities was $7.6 million for the nine months period ended September 30, 1999, and $1.2 million for the nine months period ended September 30, 1998. Cash provided by financing activities reflected sales of preferred stock in 1999 and equipment leases and bank borrowings in 1998 and 1999. On June 23, 1999, we entered into a lease to finance the acquisition of equipment. The lease expires 42 months from the date of the lease. As of September 30, 1999, the aggregate obligation under this capital lease was $685,000.

On July 30, 1999, we received gross proceeds of $5.8 million from the sale of Series C preferred stock and entered into a loan agreement which provides for borrowings of up to $3.5 million. On July 30, 1999 we borrowed $1.2 million under this facility. Borrowings under this credit facility bear interest at 11% per annum, are due in 36 months and are secured by substantially all of our assets. The terms of the debt require interest-only payments for the first 12 months and interest and principal repayments for the next 24 months. This debt is secured but subordinate to future credit arrangements with banks of similar lenders. As of September 30, 1999, we had an outstanding balance of $191,000. This reflects the original loan amount of $1.2 million net of a conversion of $980,000 into 124,982 shares of our capital stock in connection with our initial public offering in October 1999.

We offered 5,000,000 shares of our common stock in our initial public offering on October 13, 1999. Our common stock is quoted on the NASDAQ National Market under the symbol "IGOC." The initial public offering price was $12.00 per share. For further discussion of this offering and its proceeds, please see
Part II, Item 2 of this Report.

We currently anticipate that the net proceeds of our recent equity and debt financings together with our available funds, will be sufficient to meet our anticipated working capital and capital expenditure needs for at least the next 12 months. We may need to raise additional funds before the expiration of the 12 month period in the event that we pursue strategic acquisitions or experience operating losses that exceed our expectations. If we raise additional funds through the issuance of equity securities or convertible debt securities, our existing stockholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if it is available, the terms may not favorable to our stockholders or us.

Year 2000 Compliance

Impact of the Year 2000 Computer Problem. The Year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. To date, we have experienced no Year 2000 issues with any of our material internal systems, and we do not expect to experience any. As a result, we have not adopted a specific Year 2000 contingency program.

State of Readiness of Our Internal Systems. In 1999, we upgraded our customer contact and financial systems as part of the expansion of our business. We have obtained assurances from our third-party vendors for these new systems and all other material systems in use by us that such systems are Year 2000 compliant.

State of Readiness of Our Operations. Our internal operations and business are also dependent upon the computer-controlled systems of third parties such as suppliers, customers and service providers. We have developed a questionnaire to help us determine whether our suppliers are Year 2000 compliant and sent it to our largest suppliers. All of these vendors have responded that they are Year 2000 compliant. Even if some of our vendors are not Year 2000 compliant, we have alternative sources of supply. We believe that absent a systemic failure outside our control, such as a prolonged loss of electrical or telephone service, Year 2000 problems at such third-party facilities will not have a material impact on our operations.

Cost of Year 2000 Compliance. We replaced all of our major internal systems less than a year ago to increase functionality and to accommodate expected growth. These new systems have been certified Year 2000 compliant. All of our systems and operations are being reviewed by our own information technology employees. To date, we have made no material expenditures for Year 2000 compliance. Based on our assessment to date, we do not anticipate that costs associated with remediating our internal systems will exceed $50,000.

Additional Risks. Although we believe our internal systems are Year 2000 compliant, if our belief is incorrect, any failure of our internal systems to be Year 2000 compliant could result in a decrease in sales of our products, an increase in allocation of resources to address Year 2000 problems of our customers without additional revenue commensurate with such dedication of resources, or an increase in litigation costs relating to losses suffered by our customers due to such Year 2000 problems. Failures of our internal systems could temporarily prevent us from processing orders, issuing invoices, and developing products, and could require us to devote significant resources to correcting such problems. An example of our worse case scenario would be if one or more of our computers were not Year 2000 compliant or if an employee were to load a non-compliant software program onto his or her computer. Should this happen, we would replace the computer with a computer we know is compliant or remove the software from the computer. We keep spare computers in inventory that we know are compliant.

                     Factors That May Effect Future Results


We have a limited operating history on which to evaluate our potential for future success

We were incorporated in 1993 and did not begin to generate meaningful revenues until 1995. Accordingly, we have only a limited operating history upon which you can evaluate our business and prospects. You must consider the risks and uncertainties frequently encountered by growth stage companies in new and rapidly evolving markets, such as electronic commerce. These risks include our ability to continue to:

 .  sustain historical growth rates;
 .  implement our business model;
 .  attract new customers;
 .  retain existing customers and maintain customer satisfaction;
 .  maintain our gross margins in the event of price competition or rising wholesale prices;
 .  minimize technical difficulties and system downtime;
 . manage distribution of our direct marketing materials; and . attract, train and retain employees.

If we are unsuccessful in addressing these risks and uncertainties, our business, financial condition and results of operations will be harmed.


We have a history of losses and we expect losses for the foreseeable future.

Since our inception in 1993, we have incurred significant net losses, resulting primarily from costs related to developing our proprietary databases, establishing our brand, building our customer contact center, developing relationships with suppliers and attracting users to our website. At September 30, 1999, we had an accumulated deficit of approximately $11.6 million. Although we have experienced an increase in net product revenue each period, this growth may not be sustainable. Because of our plans to invest heavily in marketing and promotion, hire additional employees and enhance our website and operating infrastructure, we expect to incur increasing sales and marketing and general and administrative expenses. As a result, we will need to generate significantly higher revenues to achieve and maintain profitability, although we may be unable to do so. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater.


Our stock price may be adversely affected by significant fluctuations in our quarterly operating results.

Our revenues for the foreseeable future will remain primarily dependent on sales of mobile electronic devices, accessories, batteries and services through our website and our customer contact center. Although independent market research firms forecast that shipments of portable personal computers, the number of wireless subscribers and the market for accessories and batteries for mobile electronic devices will grow substantially over the next few years, we cannot be certain that this growth will actually occur or that our sales will grow at the same rate. We cannot forecast with any degree of certainty the extent of our sales of these products or services. We expect our operating results could fluctuate significantly from quarter to quarter as a result of various factors including:

 .  our ability to attract visitors to our website and convert them into customers;
 .  the level of merchandise returns we experience;
 . changes and seasonal fluctuations in the buying patterns of our customers; . our inability to obtain adequate supplies of high-demand products;
 . unanticipated cost increases or delays in shipping of our products, transaction processing, or production and distribution of our direct marketing materials;
 . unanticipated delays with respect to product introductions; and . the costs, timing and impact of our marketing and promotional initiatives.

Because of these and other factors, we believe that quarter to quarter comparisons of our results of operations are not good indicators of our future performance. If our operating results fall below the expectations of securities analysts and investors in some future periods, our stock price will likely decline. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Results of Operations" for more information on our quarterly operating results.


Establishing the iGo brand is critical to our success

We recently launched our new iGo brand and with a portion of the proceeds of the offering we plan to implement aggressive traditional and online marketing programs to promote our brand in order to attract visitors to our website. We believe that strengthening the iGo brand will be critical to the success of our business. We cannot be certain that our brand will attract new customers or retain existing customers. Additionally, our new iGo brand may cause confusion to current and potential customers, which may harm our business, financial condition and results of operations.


If we fail to manage expansion effectively, our business and prospects could be seriously harmed

Our ability to execute our business model in a rapidly evolving market requires an effective planning and management process. At December 31, 1998, we had a total of 60 full-time employees and at September 30, 1999, we had a total of 116 full-time employees. We plan to continue to hire additional employees and to expand our warehouse facilities. This growth has placed, and we expect our anticipated growth to continue to place, a significant strain on our management systems and resources. To manage our growth, we must implement operational and financial systems and controls, and recruit, train and retain new employees. Some key members of our management team have recently been hired. These individuals have had little experience working in our organization. We cannot be certain that we will be able to integrate new executives or other employees into our organization effectively. In addition, there will be significant administrative burdens placed on our management team as a result of our status as a public company. If we do not manage growth effectively, our business, financial condition and results of operations could be harmed.


We depend on our key personnel to manage our business and we may not be able to hire enough additional management and other personnel as our business grows

Our performance is substantially dependent on the continued services and on the performance of our executive officers, particularly Ken Hawk, our Chief Executive Officer. The loss of the services of any of our executive officers could harm our business. Additionally, we will need to attract, retain and motivate talented management and other highly skilled employees to be successful. In particular, competition for employees that possess knowledge of the Internet industry is intense. None of our employees is bound by an employment agreement for any specific term. Any of our officers or employees can terminate his or her employment relationship at any time. The loss of any of our officers or our inability to attract or retain other qualified employees could harm our results of operations and financial condition. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future, which could harm our business, financial condition and results of operations.


Competition may decrease our market share, net revenues and gross margins and may cause our stock price to decline

We believe the portable computing and mobile communications market is highly fragmented. In addition, the electronic commerce market in which we operate is new, rapidly evolving and highly competitive. We believe no single competitor competes directly with us with respect to all of the products and services we offer; however, we currently or potentially compete with a variety of companies in the sale of products in specific categories, including:

 .  mobile products suppliers such as Targus;
 .  mass merchant retailers such as Circuit City and CompUSA;
 . direct marketers such as Buy.com, Insight and Microwarehouse; and . traditional mobile device manufacturers such as Fujitsu and Toshiba.

Many of these current and potential competitors may have the ability to devote substantially more resources to marketing, and systems and website development than we do. In addition, larger and more well-financed entities may acquire, invest in or form joint ventures with our competitors. Some of our competitors may be able to secure products from suppliers on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies then we can. Finally, new technologies and the expansion of existing technologies, such as price comparison programs that search for products from a variety of websites, may direct customers to other online merchants.


The loss of our proprietary databases would seriously harm our business

Our proprietary databases are a key competitive advantage. If we fail to keep these databases current or if the proprietary customer, product, supplier and compatibility information contained in these databases is damaged or destroyed, our business would be seriously harmed and our stock price would decline.

The failure to successfully grow, manage and use our database of customers and users would harm our business

We intend to continually expand our database of customers, potential customers and website registrants to more effectively create targeted direct marketing offers. We seek to expand our customer database by using information we collect through our website and our customer contact center as well as from purchased or rented lists. We must also continually develop and refine our techniques for segmenting this information to maximize its usefulness. If we are unable to expand our customer database or if we fail to utilize this information successfully, our business model may not be successful. In addition, if federal or state governments enact privacy legislation resulting in the increased regulation of mailing lists, we could experience increased costs in complying with potentially burdensome regulations concerning the solicitation of consents to keep or add customer names to our mailing lists


Failure of our strategic relationships to attract customers could harm our business

We intend to continue to establish, leverage and grow key strategic relationships with manufacturers, suppliers and electronic commerce partners to enable us to collect crucial product-specific information, ensure access to adequate product supply and acquire new customers. For example, we recently entered into strategic relationships with the NEC Computer Systems Division, or NEC, and Motorola, that provide us with priority access to new products and gives us the ability to offer a more integrated electronic commerce solution for enterprises. In addition, we plan to establish additional online partnerships that create direct online links from other websites and from the portable computing and mobile communications areas of major Internet portals. For example, we recently entered into an agreement with Ariba, which enables customers to order our products from the Ariba purchasing system, and we recently launched our online affiliate program. We cannot be certain that any of these strategic relationships or partnerships will be successful in attracting new customers. In addition, the strategic relationship with Motorola is not subject to a written agreement and the agreements with Ariba and NEC maybe terminated by any party at any time upon written notice. Furthermore, under our agreement with NEC we are currently obligated to purchase at least $4,000,000 of product per year, which requirement may be increased, decreased or waived by NEC in its discretion. Because our agreement with NEC was only recently established, it is uncertain whether we will meet or exceed the stated purchase obligation. Consequently, we cannot be certain that we will be able to maintain these strategic relationships in the future. If these programs fail to attract additional customers or we are unable to maintain these relationships, our business, financial condition and results of operations could be harmed.


We must effectively manage our vendors to minimize inventory risk and maintain our gross margins

In order to fulfill our orders, we depend upon our vendors to produce sufficient quantities of products according to schedule. We may maintain high inventory levels in some categories of merchandise in an effort to ensure that these products are available to our customers. This may expose us to risks of excess inventory and outdated merchandise, which could harm our business. If we underestimate customer demand, we may disappoint customers who may purchase from our competitors. We also negotiate with our vendors to get the best quality available at the best prices in order to maintain and increase our gross margins. Our failure to be able to manage our vendors effectively would harm our operating results.


Failure of third party suppliers to ship products directly to our customers could harm our business

For the nine months ended September 30, 1999, approximately 15% of our total net revenues were from products shipped to our customers directly from our suppliers. The failure of these suppliers to continue to ship products directly to our customers or to ship products to our customers in a timely manner could result in lost revenues, customer dissatisfaction and damage to our reputation. In addition, if we could not depend on these suppliers to ship products to our customers directly, we would have to carry the products in our inventory, which would expose us to risks of excess inventory, outdated merchandise and increased warehouse costs, all of which could harm our business.


Failure of third-party carriers to deliver our products timely and consistently could harm our business

Our supply and distribution system is primarily dependent upon our relationships with United Parcel Service, Federal Express and AirborneExpress. We ship substantially all of our orders with these carriers. Because we do not have written agreements with these carriers that guarantee continued service, we cannot be sure that our relationships with these carriers will continue on terms favorable to us, or at all. If our relationship with one or more of these carriers is terminated or impaired, or if one or more of these carriers is unable to ship products for us, whether through labor shortage, slow down or stoppage, deteriorating financial or business conditions or for any other reason, we would be required to rely on the other carriers. These carriers may not be able to accommodate the increased shipping volume, in which case we may be required to use alternative carriers, with whom we may have no prior business relationship, for the shipment of products to our customers. We may be unable to engage an alternative carrier on a timely basis or upon terms favorable to us. Changing carriers would likely harm our business, financial condition and results of operations. Potential adverse consequences include:

 .  reduced package tracking information;
 .  delays in order processing and product delivery;
 . increased delivery costs, resulting in reduced gross margins; and . reduced shipment quality, which may result in damaged products and customer dissatisfaction.


We may not be able to protect and enforce our trademarks, Internet addresses and intellectual property rights

We seek to protect our brand and our other intellectual property through a combination of copyright, trade secret and trademark laws. Our iGo brand and our Internet address, www.iGo.com, are important components of our business strategy. We have recently filed federal trademark applications for "iGo,""iGo.com" and "Solutions for People on the Go." We cannot guarantee that any of these trademark applications will be granted. In July 1999, the UnitedStates Patent and Trademark Office, or PTO, preliminarily declined registration of "iGo" and "iGo.com" when used in connection with our services because, in the PTO examiner's opinion, there was a likelihood that if these marks were to be registered, they would be confused with a prior trademark registration for "IGO" that covers interactive teaching equipment (PTO Registration No. 2,086,551). In addition, the examiner requested non-substantive revisions to the identification and classification of services. Effective September 30, 1999, we acquired by assignment the rights to the registered mark cited by the PTO examiner and will record this assignment promptly with the PTO. We intend to respond to the PTO's preliminary action prior to the January 15, 2000 deadline. We cannot guarantee that we will be able to secure registration of these marks. If we are unable to secure registration of these marks or otherwise obtain the right to use these marks under contract or common law, we may be required to stop using these marks. This could cause confusion to our customers and in the marketplace and harm our business, financial condition and results of operations. In addition, this 12 cause confusion to potential investors, which could cause the price of our common stock to decline. We are in the process of filing trademark applications for "iGo," "iGo.com" and our logo in various jurisdictions outside the United States. We cannot guarantee that we will be able to secure the registration of these trademarks in foreign countries, and this may affect our ability to do business in the countries where we currently conduct business orin to which we intend to expand.

In addition, we have received a letter from an individual who owns a federal registration for an "i GO" mark for clothing alleging that our "iGo" mark infringes on his mark, and demanding that we cease and desist the use of our mark. We responded to the allegation disputing this claim. Subsequently, the attorney for this individual has forwarded to us a draft complaint that he claims will be filed unless the matter can be resolved. This draft complaint alleges that the use of our "iGo" mark in connection with our products and services constitutes trademark infringement, trademark dilution, unfair competition and unfair trade practices with respect to his "iGO" mark and seeks injunctive relief, monetary damages, costs and attorney's fees. We anticipate that this complaint will be filed in the United States District Court for the Central District of California. We cannot assure you that other third parties will not claim trademark or trade name infringement in the future. If we are unable to secure registrations for these marks, or if a third party claim results in litigation, we may be required to stop using these marks and our name which could harm our business. With or without merit, these disputes can be time consuming and result in costly litigation which may harm our financial results.

In addition, we currently hold various Internet domain names, including iGo.com. The acquisition and maintenance of domain names generally is regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights continues to evolve. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.


The loss of our current toll-free telephone number and associated rights could harm our business

On July 19, 1999, the company from whom we purchased the rights to the 1-800-Batteries toll-free telephone number and name gave us notice that they believe we have failed to cure a material breach of our agreement with them. The notice also stated that they are terminating their agreement with us and demanding a return of their rights as well as unspecified monetary damages. At the same time, they made a demand for arbitration of the matter with the American Arbitration Association ("AAA") in Richmond, Virginia. We responded to their demand by formally denying their claims as well as challenging the location of the arbitration proceedings. Subsequently, AAA ruled that the arbitration would be held in Richmond, Virginia, and an arbitrator has been selected. Many of our customers may rely on the1-800-Batteries phone number to reach our customer solutions representatives and to the extent that the arbitrator disagrees with our position and allows this agreement to terminate, we could be harmed, although it is difficult to estimate the extent or materiality of such harm.


The failure to successfully defend a lawsuit challenging our hiring practices could harm our business

On October 11, 1999, in the Second Judicial District Court of the State of Nevada in and for the County of Washoe, Microflex Corporation filed a lawsuit against us and certain of our employees based upon circumstances surrounding our hiring of several former Microflex employees. The suit alleges that we have induced certain former Microflex employees to breach the terms of their nondisclosure and nonsolicitation agreements with Microflex, that we have interfered with Microflex's contractual relations and prospective economic advantage, and that we have engaged in unfair competition. Microflex seeks injunctive relief, monetary damages, costs and attorney's fees. We believe that this suit is without merit and have filed a motion to dismiss which is currently pending before the court. We cannot be certain that we will be successful in defending our actions. Furthermore, if we are unsuccessful in our defense, any remedies awarded to Microflex could harm our business.


We may be vulnerable to new tax obligations that could be imposed on electronic commerce transactions

We do not expect to collect sales or other similar taxes or goods shipped into most states. However, one or more states or the federal government may seek to impose sales tax collection obligations on out-of-state companies, such as ours, which engage in or facilitate electronic commerce. A number of proposals have been made at the state and local levels that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of electronic commerce and cause purchasing through our website to be less attractive to customers. In October 1998, the United States Congress passed legislation limiting for three years the ability of the states to impose taxes on Internet-based transactions. Failure to renew this legislation could result in the imposition by various states of taxes on electronic commerce. Further, states have attempted to impose sales tax collection obligations on direct marketing sales from businesses such as ours. A successful assertion by one or more states that we should have collected or be collecting sales taxes on the sale of products could harm our business.


If we expand our business internationally, our business would become increasingly susceptible to numerous international risks and challenges that could affect our results of operations

Although we have not had meaningful international revenues to date, we intend to increase our international sales efforts. International sales are subject to inherent risks and challenges that could affect our results of operations, including:

 .  the need to develop new supplier relationships;
 . unexpected changes in international regulatory requirements and tariffs; . difficulties in staffing and managing foreign operations;
 .  potential adverse tax consequences;
 .  price controls or other restrictions on, or fluctuations in, foreign currency; and
 .  difficulties in obtaining export and import licenses.

To the extent we generate international sales in the future, any negative effects on our international business could harm our business, financial condition and results of operations as a whole. In particular, gains and losses on the conversion of foreign payments into U.S. dollars may contribute to fluctuations in our results of operations, and fluctuating exchange rates could cause reduced revenues from dollar-denominated international sales.


Any acquisitions we make could disrupt our business and harm our financial condition

While we have no current agreements or negotiations underway, we may invest in or buy complementary businesses, products or technologies in the future. In the event of any investments or purchases, we could:

 .  issue stock that would dilute the percentage ownership of our current stockholders;
 .  incur debt;
 .  assume liabilities;
 .  incur amortization expenses related to goodwill and other intangible assets;
   or
 .  incur large and immediate write-offs.

These acquisitions could also involve numerous operational risks, including:

 .  problems combining the purchased operations, products or technologies;
 .  unanticipated costs;
 .  diversion of management's attention away from our core business;
 .  adverse effects on existing business relationships with suppliers and customers;
 .  risks associated with entering markets in which we have no or limited prior experience; and
 . potential loss of key employees, particularly those of the purchased organizations.

We cannot assure you that we will be able to successfully integrate any businesses, products or technologies that we might acquire in the future.

The loss of technologies licensed from third parties could harm our business

We rely to a material extent on technology developed and licensed from third parties. The loss of existing technology licenses could harm the performance of our existing services until equivalent technology can be identified, obtained and integrated. Failure to obtain new technology licenses may result in delays or reductions in the introduction of new features, functions or services, which would harm our business.


We would lose revenues and incur significant costs if our systems or those of material third-parties are not Year 2000 compliant

The Year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The failure of our internal systems, or any material third-party systems, to be Year 2000 compliant could harm our business, financial condition and results of operations. We have obtained assurances from a substantial number of our suppliers that their systems or products are or will be Year 2000 compliant. We have reviewed the Year 2000 readiness disclosures of our major suppliers and service providers.

To date, we have not incurred any material costs in identifying or evaluating Year 2000 compliance issues. However, we may fail to discover Year 2000 compliance problems in our systems that will require substantial revisions or replacements. In the event that the fulfillment and operational facilities that support our business, or our web-hosting facilities, are not Year 2000 compliant, portions of our website may become unavailable and we would be unable to deliver services to our customers. In addition, there can be no assurance that third-party software, hardware or services incorporated into our internal systems will not need to be revised or replaced, which could be time-consuming and expensive. Our inability to fix or replace third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could harm our business, financial condition and results of operations. Moreover, the failure to adequately address Year 2000 compliance issues in our software, hardware or systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside our control will be Year 2000 compliant. The failure by these entities to be Year 2000 compliant could result in a systemic failure beyond our control, including, for example, a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering our services to our customers, decrease the use of the Internet or prevent customers from accessing our services, any of which would harm our business, financial condition and results of operations.

Our business, financial condition and results of operations could be harmed if we were to be liable for defects in the products we offer

We may be subject to product liability claims for the products we sell. While we believe that our product liability coverage of $4,000,000 is currently adequate, we can provide no assurance that the insurance can be maintained in the future at a reasonable cost or in amounts sufficient to protect us against losses due to liability. A successful liability claim brought against us in excess of relevant insurance coverage could harm our business, financial condition and results of operations.


Damage to or destruction of our warehouse could result in loss of our nventory, which could harm our business, financial condition and results of operations

If all or most of the inventory in our warehouse were damaged or destroyed ,we might be unable to replace the inventory in a timely manner and, as a result, be unable to process orders in a timely manner or at all. Approximately 85% of the products we sell come from the inventory in our warehouse. We cannot be certain that we would be able to replace the inventory as quickly as our customer orders demand, which may result in the loss of revenue and customers, which would harm our business, financial condition and results of operations.



                     Risks Related To The Internet Industry


We are dependent on the continued development of the Internet infrastructure

Our industry is new and rapidly evolving. Our business would be harmed if Internet usage does not continue to grow. Internet usage may be inhibited for a number of reasons, including:

 .  inadequate Internet infrastructure;
 .  inconsistent quality of service; and
 .  unavailability of cost-effective, high-speed service.

If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, or its performance and reliability may decline. In addition, websites, including ours, have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. We anticipate that these outages or delays will occur from time to time in the future and, I they occur frequently or for extended periods of time, Internet usage, including usage of our website, could grow more slowly or decline.


Our long-term success depends on the development of the electronic commerce market, which is uncertain

Our future revenues substantially depend upon the widespread acceptance and use of the Internet as an effective medium of commerce by consumers. Demand for recently introduced products and services over the Internet is subject to a high level of uncertainty. Although independent market research firms forecast that the number of Internet users worldwide will grow substantially in the next few years, we cannot be certain that this growth will occur or that our sales will grow at the same rate. The development of the Internet as a viable commercial marketplace is subject to a number of risks including:

 .  potential customers may be unwilling to shift their purchasing from traditional vendors to online vendors;
 . insufficient availability of or changes in telecommunications services could result in slower response times, which could delay the acceptance of the Internet as an effective commerce medium;
 .  continued growth in the number of Internet users;
 .  concerns about transaction security;
 .  continued development of the necessary technological infrastructure;
 . development of enabling technologies; and . uncertain and increasing government regulations.


Rapid technological change could render our websites and systems obsolete and require significant capital expenditures

The Internet and the electronic commerce industry are characterized by rapid technological change, sudden changes in customer requirements and preferences, frequent new product and service introductions incorporating new technologies and the emergence of new industry standards and practices that could render our existing websites and transaction processing systems obsolete. The emerging nature of these products and services and their rapid evolution will require that we continually improve the performance, features and reliability of our online services, particularly in response to competitive offerings. Our success will depend, in part, on our ability:

 . to enhance our existing products and services; and . to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

The development of websites and other proprietary technology entails significant technical and business risks and requires substantial expenditures and lead time. We may be unable to use new technologies effectively or adapt our website, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards which could harm our business. Updating our technology internally and licensing new technology from third parties may require significant additional capital expenditures and could affect our results of operations.


We are exposed to risks associated with electronic commerce security and credit card fraud, which may reduce collections and discourage online transactions

Consumer concerns about privacy or the security of transactions conducted on the Internet may inhibit the growth of the Internet and electronic commerce. To date, approximately 75% of our customer purchases have been made with credit cards. To securely transmit confidential information, such as customer credit card numbers, we rely on encryption and authentication technology that we license from third parties. We cannot predict whether the algorithms we use to protect customer transaction data will be compromised. Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any security breaches. The measures we take to protect against security breaches may not be successful. Our failure to prevent security breaches could harm our business.

To date, we have suffered minor losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders in each case. Under current credit card practices, a merchant is liable for fraudulent credit card transactions where, as is the case with the transactions we process, that merchant does not obtain a cardholder's signature. A failure to adequately control fraudulent credit card transactions could reduce our revenues and harm our business.


We could face liability for information displayed on and communications through our website

We may be subject to claims for defamation, negligence, copyright or trademark infringement or other claims relating to the information we publish on our website. These types of claims have been brought, sometimes successfully, against Internet companies as well as print publications in the past. We also utilize email as a marketing medium, which may subject us to potential risks, such as:

 .  liabilities or claims resulting from unsolicited email;
 .  lost or misdirected messages; or
 .  illegal or fraudulent use of email.

These claims could result in substantial costs and a diversion of our management's attention and resources, which could harm our business.


Efforts to regulate or eliminate the use of mechanisms that automatically collect information on visitors to our website may interfere with our ability to target our marketing efforts

Websites typically place a small tracking program on a user's hard drive without the user's knowledge or consent. These programs automatically collect data about any visits that a user makes to various websites. Website operators use these mechanisms for a variety of purposes, including the collection of data derived from users' Internet activity. Most currently available Internet browsers allow users to elect to remove these tracking programs at any time or to prevent this information from being stored on their hard drive. In addition, some commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of these tracking mechanisms. Any reduction or limitation in the use of this software could limit the effectiveness of our sales and marketing efforts.


We could face additional burdens associated with government regulation of and legal uncertainties surrounding the Internet

New Internet legislation or regulation or the application of existing laws and regulations to the Internet and electronic commerce could harm our business, financial condition and results of operations. We are subject to regulations applicable to businesses generally and laws or regulations directly applicable to communications over the Internet and access to electronic commerce. Although there are currently few laws and regulations directly applicable to electronic commerce, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust, taxation and characteristics and quality of products and services. For example, the United States Congress recently enacted Internet laws regarding children's privacy, copyrights and transmission of sexually explicit material. In addition, the European Union recently enacted its own Internet privacy regulations. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations regarding the Internet may decrease the growth of the Internet or electronic commerce, which could, in turn, decrease the demand for our products and services and increase our cost of doing business. In addition, if we were alleged to have violated federal, state or foreign civil or criminal law, we could be subject to liability, and even if we could successfully defend such claims, they may involve significant legal compliance and litigation costs.

                                     Item 3

           Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates is limited to the exposure related to our debt instruments which are tied to market rates. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to invest in high-quality, investment-grade securities. As a result, we do not believe that we are subject to material market risk.

                                    Part II

                               Other Information


Item 1.  Legal Proceedings.

From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

On July 19, 1999, the company from whom we purchased the rights to the 1-800-Batteries toll-free telephone number and name gave us notice that they believe we have failed to cure a material breach of our agreement with them. The notice also stated that they are terminating their agreement with us and demanding a return of their rights as well as unspecified monetary damages. At the same time, they made a demand for arbitration of the matter with the American Arbitration Association ("AAA") in Richmond, Virginia. We responded to their demand by formally denying their claims as well as challenging the location of the arbitration proceedings. Subsequently, AAA ruled that the arbitration would be held in Richmond, Virginia, and an arbitrator has been selected. Many of our customers may rely on the1-800-Batteries phone number to reach our customer solutions representatives and to the extent that the arbitrator disagrees with our position and allows this agreement to terminate, we could be harmed, although it is difficult to estimate the extent or materiality of such harm.

On October 11, 1999, in the Second Judicial District Court of the State of Nevada in and for the County of Washoe, Microflex Corporation filed a lawsuit against us and certain of our employees based upon circumstances surrounding our hiring of several former Microflex employees. The suit alleges that we have induced certain former Microflex employees to breach the terms of their nondisclosure and nonsolicitation agreements with Microflex, that we have interfered with Microflex's contractual relations and prospective economic advantage, and that we have engaged in unfair competition. Microflex seeks injunctive relief, monetary damages, costs and attorney's fees. We believe that this suit is without merit and have filed a motion to dismiss which is currently pending before the court. While we intend to vigorously defend our actions in this matter, we cannot be certain that we will be successful in our defense. Furthermore, if we are unsuccessful in defending this action, any remedies awarded to Microflex could harm our business.


Item 2.  Changes in Securities and Use of Proceeds.

In connection with our initial public offering of common stock, we filed a Registration Statement on Form S-1, SEC File No. 333-84723 (the "Registration Statement"), which was declared effective by the Commission on October 13, 1999. Pursuant to the Registration Statement, we registered 5,750,000 shares of our common stock, $.001 par value per share, including 750,000 shares available for sale to the underwriters upon the exercise of their over-allotment option. The aggregate offering price of the shares sold was $60.0 million, $4.2 million of which was applied towards the underwriters discounts and commissions. Other expenses related to the offering $1.3 million. The net proceeds to us from the sale of common stock in the initial public offering are estimated to be approximately $54.5 million ($62.9 million if the underwriters' over-allotment option is exercised in full).

We invested the net proceeds from the offering in short-term, investment grade, interest-bearing securities. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.


Item 3.  Defaults Upon Senior Securities.

None


Item 4.  Submission of Matters to a Vote of Security Holders.

On August 30, 1999, iGo reincorporated into the State of Delaware by way of a statutory merger of Battery Express, Inc., a California corporation doing business as iGo Corporation ("Parent"), with and into iGo Corporation, a Delaware corporation and wholly owned subsidiary of Parent ("iGo"). In such transaction, each stockholder of Parent received six shares of iGo common stock or preferred stock for each one share of Parent common stock or preferred stock held by such stockholder immediately prior to the reincorporation (the "Stock Split"). No matters have been submitted to a vote of iGo's stockholders since the completion of the reincorporation transaction.

Effective August 17, 1999, Parent, as the sole stockholder of iGo, approved by written consent (i) the amendment and restatement of iGo's Certificate of Incorporation to, among other things, (a) increase the authorized common stock,
(b) increase the authorized preferred stock, and (c) designate shares of Series C preferred stock, and (ii) the merger of Parent with and into iGo.

During the quarter ended September 30, 1999, the stockholders of Parent (and later the stockholders of iGo), took the following actions by written consent (note: all share figures reflect the Stock Split):

 . Effective as of July 26, 1999, the holders of 5,970,600 shares of common stock (or approximately 90% of the common stock then outstanding) and 6,356,328 shares of preferred stock (or approximately 95% of the preferred stock then outstanding) approved by written consent the amendment and restatement of Parent's Articles of Incorporation to, among other things, (a) increase the authorized common stock, (b) increase the authorized preferred stock, and (c) designate shares of Series C preferred stock.

 . Effective as of August 27, 1999, the holders of 6,559,980 shares of common stock (or approximately 98% of the common stock then outstanding) and 7,400,166 shares of preferred stock (or approximately 98% of the preferred stock then outstanding) approved by written consent:

     (a)  The merger of Parent with and into iGo.

     (b) The amendment and restatement of iGo's 1996 Stock Option Plan (the "Option Plan") and the increase in the number of shares of common stock reserved for issuance thereunder to an aggregate of 3,256,800 shares (inclusive of shares currently subject to outstanding options and shares issued upon exercise of previously granted options). The 1999 Plan provides for the grant of incentive and nonqualified stock options, as applicable, to employees, directors and consultants.

     (c) The adoption of iGo's 1999 Employee Stock Purchase Plan (the "Purchase Plan") and the reservation of 132,000 shares of common stock for issuance thereunder. The Purchase Plan permits eligible employees to purchase shares of common stock through payroll deductions at 85% of the fair market value of the common stock, as defined in the Purchase Plan.

     (d) The form of Indemnification Agreement to be entered into with each of iGo's officers and directors. The Indemnification Agreement provides, among other things, for certain indemnification against certain expenses incurred by reason of the indemnitee's service as an officer or director of iGo.

     (e) The forms of Change of Control Agreement to be entered into with each of iGo's officers and directors. The Change of Control Agreements provide for certain acceleration of vesting applicable to stock and/or options held by any such officer or director in the event of a change in the control of iGo.

In no case did any stockholder not affirmatively approving the foregoing matters indicate that they were abstaining or withholding their consent to or voting against such matters.


Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

(a) List of Exhibits

Number       Description
------       -----------

27.1         Financial Data Schedule


(b) Reports on Form 8-K

None


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 11, 1999


                                            iGo Corporation
                                            /s/ Mick Delargy
                                            Mick Delargy
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Duly Authorized Officer, Principal
                                            Financial and Accounting Officer)