Form 10-K
period 1999-12-31
IGO CORP
filed 2000-03-29
CIK 1073773

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 1999, or
                                           -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition period from _____ to _________.

                             Commission file number:

                                 IGO CORPORATION
             (Exact name of Registrant as specified in its charter)

                    DELAWARE                                  94-3174623
(State or other jurisdiction of incorporation or           (I.R.S. Employer
                  organization)                           Identification No.)

                               9393 GATEWAY DRIVE
                               RENO, NEVADA 89511
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (775) 746-6140

                       ----------------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $0.001 par value per share

                       ----------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the closing sale price of the Registrant's Common Stock on the Nasdaq National Market on March 1, 2000 was approximately $40,601,156 as of such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 20,195,200 shares of Registrant's Common Stock issued and outstanding as of March 1, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.
================================================================================

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The following discussion was prepared by iGo Corporation (referred throughout this document where appropriate, as "iGo," "Company," "we," "our," and "us"), and should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report as well as the Factors That May Effect Future Results that follow this discussion. The following discussion and other material in this report on Form 10-K contain certain forward-looking statements. The forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and upon assumptions with respect to future business decisions which are subject to change. Accordingly, actual results could differ materially from those contemplated by such forward-looking statements.

     iGo, iGo.com and Mobile Technology Outfitter are trademarks of iGo. Road Warrior is a registered trademark of a subsidiary of iGo. This report also contains brand names, service marks and trademarks of other companies which are the property of their respective holders.


                                     PART I

ITEM 1.  BUSINESS
         --------

OVERVIEW

      iGo is a leading provider of hard-to-find, model-specific accessories and services for mobile electronic devices such as laptop computers, cellular phones and handheld electronic organizers. For the professional who offices on the go, iGo is the mobile technology outfitter that powers being productive anywhere, anytime. We provide a compelling electronic commerce solution for the highly fragmented portable computing and mobile communications marketplace by utilizing the convenience and functionality of the Internet to serve the business-to-business and business-to-consumer markets. Our business combines the following key elements:

      o     our proprietary product, supplier and compatibility databases;

      o     our use of search technology to simplify the ordering process;

      o     our capability to rapidly ship business-critical orders;

      o     our focus on a high repeat purchase and replacement market; and

      o     our ability to offer customized solutions for corporate customers.

      As a result of these factors, we have rapidly grown our net revenues and our customer database, maintained high gross margins and established a leading online destination to serve our market. Our customer database includes profiles of over 592,000 mobile users and detailed transaction histories on over 212,000 buyers. Approximately 65% of the Fortune 500 have purchased products or services from us. In addition, we have developed strategic relationships with key business partners such as IBM, Mapquest, Ariba, Motorola, NEC, AT&T, Intelisys and PurchasePro. In January 2000, iGo completed the acquisitions of AR Industries, Inc., d.b.a. Road Warrior International, and CAW Products, Inc., d.b.a. Cellular Accessory Warehouse, in unrelated transactions. Road Warrior is a designer and distributor of laptop power and mobile connectivity products, as well as model-specific laptop hard drive upgrades. Cellular Accessory Warehouse is a distributor of model specific cellular accessories. Both of these companies serve the business to business market.

INDUSTRY BACKGROUND

PORTABLE COMPUTING AND MOBILE COMMUNICATIONS MARKETPLACE

      The use of portable computers and mobile communications devices has grown rapidly due to infrastructure and hardware improvements which have simplified use, increased portability and reduced equipment and cellular airtime cost. International Data Corporation, or IDC, estimates that there were 15.5 million portable personal computers, or PCs, shipped in 1998 and that 29.3 million portable PCs will ship in 2003. Dataquest estimates that there were approximately 187 million digital wireless subscribers worldwide at the end of 1998 and that the number of subscribers will grow to 590 million by the end of 2002. Sherwood Research Inc., an independent research firm focused on the mobile products market, estimates that the market for accessories and batteries for mobile electronic devices will grow from $5.4 billion in 1999 to $8.1 billion in 2001. Ericsson, one of the leading manufacturers of cellular phones, estimates that there will be 60 million wireless Internet users by 2004. This move will spawn the introduction of a whole new class of battery dependent Internet devices.

      Busy professionals and other time-constrained people are increasingly incorporating mobile electronic devices into their daily lives. The more these individuals utilize the functionality of their mobile electronic devices, the more dependent they become on these devices to maintain their lifestyles and work patterns. Businesses and individuals are increasingly willing to spend more on mobile devices, accessories, batteries and services to increase productivity and add flexibility. Emerging handheld devices, which combine computing and communications features, such as email-capable pagers, palmtop computers and personal digital assistants are likely to continue to be increasingly critical in the daily routines of their users, even more so than single-function devices such as laptops and cellular phones. As the number and utilization of these devices increases, the demand for consistent and reliable accessories, batteries and other supporting products will increase.

GROWTH OF THE INTERNET AND ELECTRONIC COMMERCE

      The Internet has emerged as a global communications medium, enabling millions of users to obtain and share information, interact with each other and conduct business electronically. IDC estimates that the number of Internet users worldwide will increase from approximately 142 million at the end of 1998 to approximately 502 million by the end of 2003. The increasing adoption of the Internet as an important communications tool provides businesses with a new, attractive vehicle to deliver product information, market and sell products and services and provide ongoing customer support. IDC estimates that worldwide electronic commerce revenue will increase from approximately $50 billion in 1998 to more than $1.3 trillion in 2003, representing a compound annual growth rate of approximately 90%.

      The widespread adoption of intranets and the acceptance of the Internet as a business communications platform has also created a foundation for business-to-business electronic commerce that offers the potential for organizations to streamline complex processes, lower costs and improve productivity. Internet-based, business-to-business electronic commerce is poised for rapid growth and is expected to represent an even larger opportunity than business-to-consumer electronic commerce. According to IDC, business-to-business electronic commerce is expected to account for more than 80% of the dollar value of electronic commerce in the United States by 2003. In addition, because business transactions are typically recurring and nondiscretionary, the average order size and lifetime value of a business-to-business customer is generally greater than that of an individual consumer.

THE ONLINE MARKET OPPORTUNITY FOR MOBILE ELECTRONIC DEVICES

      The Internet represents an attractive medium to reach users of portable computing and mobile communications products. In addition, these businesses and individual consumers are not well served by traditional channels, which include mobile device manufacturers, traditional retailers and mail-order companies. There is a significant market opportunity for electronic commerce companies to meet the needs of this large and underserved marketplace. This opportunity stems from the capabilities created by the Internet medium and the nature of the products and the limitations of the traditional buying process:

      o THE NATURE OF THE PRODUCTS. Most accessories and batteries for laptop computers, cellular phones and handheld electronic devices are brand and model-specific, creating a complex set of product/accessory combinations that will continue to proliferate as new device models are introduced. In addition, these products are peripheral and are often overlooked by manufacturers and retailers in the industry, who typically focus on the newest hardware models.

      o NO ONE-STOP SOURCE. Laptop computers, cellular phones and other handheld electronic devices are manufactured and distributed by many companies and there is no one complete source for model-specific products and accessories in this fragmented marketplace. Unlike the personal computer, book and music markets, there is no major distributor that carries even a fraction of the products needed to serve the mobile device and accessories market. As the installed base of mobile electronic devices continues to grow, it becomes increasingly difficult to maintain the comprehensive selection of products and accessories essential to meet the purchasing needs of individuals and businesses.

      o LACK OF CUSTOMER SERVICE CAPABILITIES. Businesses and consumers are interested in obtaining the right accessories and batteries for their mobile electronic devices quickly and easily. However, mobile device manufacturers and traditional retailers are focused primarily on selling the newest "big ticket" products and are therefore typically unable to adequately serve peripheral markets, which include model-specific accessories and batteries. Generally, manufacturers, distributors, value added resellers and retailers are not adequately staffed or trained to handle the wide array of product availability and compatibility questions.

      Because online retailers can leverage centralized inventories and the data-intensive nature of the Internet, they can overcome these limitations to offer a solution that combines a broad product selection, convenient access, rapid delivery and excellent customer service for mobile devices, model-specific accessories, batteries and services.

THE iGo SOLUTION

      Through our iGo.com website, corporate sales team and customer solutions representatives, we enable businesses and individual consumers to efficiently identify, locate and purchase model-specific accessories and services for mobile electronic devices. Our proprietary relational databases of over 6,500 products from more than 350 suppliers, combined with our comprehensive industry knowledge and service expertise, create a valuable one-stop solution for our customers. We believe that our business model offers a comprehensive Internet-based solution with significant benefits to mobile device manufacturers, business enterprises, mobile professionals and other people on the go.

      Our mission is to be the expert mobile technology outfitter that powers being productive anytime, anywhere. We are in the business of fueling our customers' productivity with products and services that transform any space into a productive workspace. As an online merchant, we are not constrained by shelf space and can offer customers a vast selection of mobile electronic devices and accessories. In addition, by serving a large global market through centralized distribution and operations, we can realize significant cost advantages relative to traditional retailers. We also provide customized Internet stores to meet the complete product and service needs of businesses that have large mobile professional staffs and field personnel.

      Key elements of the iGo solution include:

      COMPREHENSIVE SELECTION OF MOBILE PRODUCTS. We believe that we offer the world's largest selection of portable computing and mobile communications devices, batteries and accessories. We offer over 6,500 accessories and batteries compatible with the majority of brands and models of mobile devices sold over the past fifteen years. In addition, approximately 2,000 of our most popular stock keeping units, or SKUs, representing 87% of total orders, are kept in inventory and can be delivered overnight to customers throughout the United States.

      PROPRIETARY RELATIONAL DATABASES. We have developed a proprietary relational database architecture that enables our customers to accurately match their mobile accessories to compatible device brands and models. Our databases contain over 49,000 part numbers and 10,000 models, with high resolution images and detailed product specifications. Our supplier database includes information on over 350 suppliers around the world. Our databases were assembled from primary research conducted over six years and would be difficult for potential competitors to replicate, especially since mobile device manufacturers often do not maintain information on older model devices, accessories and batteries.

      AUTHORITATIVE SOURCE FOR MOBILE PRODUCT INFORMATION. We provide our customers with solutions by answering important technical support questions and making purchase recommendations for mobile devices and accessories. Our industry knowledge enables us to better serve our customers. Our product reference guide and our quality customer service encourage repeat purchases and word-of-mouth referrals. By leveraging authoritative content such as our proprietary "High-Tech Tips for Road Warriors(R)" book and our website resources and our strategic relationships with original equipment manufacturers such as IBM and NEC, we have been able to create commerce opportunities to attract and retain customers. Our online support enables customers to efficiently find solutions to their problems in the field.

      STRONG DIRECT MARKETING EXPERTISE. Our direct marketing experience has allowed us to develop an effective customer acquisition and retention model. Since our inception in 1993, we have assembled detailed profiles of over 592,000 mobile users. These profiles typically include the brands and models of each user's portable devices along with the original advertising lead source that prompted the user to contact us. In addition, this database contains detailed transaction histories on over 212,000 of our customers. The knowledge derived from these detailed transaction histories enables us to electronically recommend model-specific and customer-specific accessories and devices.

      CORPORATE AND MANUFACTURER BENEFITS. Corporate purchasing managers use iGo to simplify the process of purchasing mobile devices and accessories. We enable enterprises to efficiently support their skilled mobile workforces and protect their investment in expensive, productivity-enhancing computing and communications devices by providing batteries and accessories that keep these devices running. We also effectively solve the problem of how to support older models of laptops. Manufacturers, such as IBM and NEC, work closely with us to provide product specification information and free customer referrals because we provide quality service to their customers. We save manufacturers money on call center and customer service costs by handling after-market battery and accessory sales for their laptops and cell phones.

STRATEGY

      Our strategy is to continue to offer a comprehensive, Internet-based solution that provides significant benefits to all participants in the mobile product marketplace, including manufacturers, business enterprises, mobile professionals and other people on the go. Our goal is to be the leading one-stop solution for the mobile product marketplace, and to reach this goal, we plan to:

      FOCUS ON THE BUSINESS TO BUSINESS MARKET. We intend to leverage our brand, our electronic commerce platform, our strategic relationships and our operating infrastructure to pursue additional opportunities in the corporate market. We have implemented a customized Internet store for Dell Computer and Lucent Technologies, and we plan to increase our online corporate sales by expanding the number of customized corporate Internet stores that we operate. We also have relationships with Internet- based corporate purchasing solutions such as Ariba, Purchase Pro and Intelisys.

      PROVIDE CO-BRANDED OUTSOURCE SOLUTIONS FOR OTHER MOBILE RELATED WEBSITES. We believe the combination of comprehensive selection and high service positions us as an potential outsource partner for other mobile related websites that are looking to drive addition revenue sources to their customer base. We have implemented a co-branded mobile accessory store for Mapquest that we operate, and have announced a similar program for Portable Life.

      ENHANCE OUR PROPRIETARY DATABASES. In order to offer the highest value to our customers and extend our leadership position, we must continue to update our proprietary product, supplier, compatibility and customer databases. New mobile devices are introduced almost daily. We will continue to grow our relationships with customers, suppliers and mobile product manufacturers in order to obtain the data necessary to expand and update our compatibility databases. For example, we have agreements with suppliers that provide us detailed information on and access to large new products as they are released.

      PURSUE INTERNATIONAL OPPORTUNITIES. We believe the global reach of the Internet, the international scope of many of our corporate customers and the worldwide demand for mobile devices present opportunities for us to expand internationally. A majority of our current product offering is compatible with products used internationally. We plan to leverage our relational databases, our industry expertise and our existing supplier infrastructure to expand into Europe and Asia within the next 12 months.

      PURSUE STRATEGIC ACQUISITIONS AND ALLIANCES. There are many businesses serving certain elements of the mobile device market. In addition to our recent acquisitions of Road Warrior International and Cellular Accessory Warehouse, we intend to continue to pursue opportunities to acquire companies to further enhance our mobile market capabilities and business to business presence. We also plan to acquire customer lists or technologies that extend our reach and service capabilities. For example, in 1997, we acquired the mobile database of 61,000 customers from Hello Direct, a direct marketer of telephone accessories. In addition, we intend to pursue strategic alliances with electronic commerce companies and mobile product manufacturers to create direct online links to iGo.com.

      BUILD THE iGo BRAND. We intend to capitalize on our early-market entry advantage to become the leading electronic commerce solution for businesses and individuals. We are pursuing a brand development strategy through selected mass market advertising, targeted one-to-one marketing, online promotions and iGo-branded products. In addition, we sticker many of our products with our brand, our website address and our toll free telephone number. As a result, we have a large and growing "sticker salesforce" in the field working to drive direct sales when products wear out and need to be replaced.

      IMPROVE THE iGo.com COMMERCE EXPERIENCE. We believe our comprehensive selection of hard-to-find, model-specific accessories, batteries, mobile electronic devices, and services, together with our advanced search functionality and highly-trained corporate and customer solutions representatives, provides businesses and consumers with a compelling online commerce experience. We recently upgraded the user interface and functionality of our website, and we plan to continuously improve our customers' online commerce experience. We use our knowledge of the problems faced by people on the go to better target and serve consumers. For example, we have published and distributed our "High-Tech Tips for Road Warriors(R)" book, and we plan to add a fully searchable version of this helpful content on our website to increase our customer support and improve our customer loyalty.

THE iGo.com EXPERIENCE

      We offer a comprehensive online purchasing destination for businesses and customers in search of solutions to their portable computing and mobile communications needs. We offer products, services and content geared to the unique requirements of business professionals that office on the go. Our proprietary databases enable customers to easily identify the exact products and services they need. Our customized content contains recommendations for solutions to problems typically faced by mobile professionals and others who use laptop computers, cell phones and other portable electronic devices.

      iGo.com provides customers with a compelling purchasing experience. Customers are greeted by a home page that is designed for efficient searching and purchasing. We enable businesses and consumers to search for mobile devices, accessories, batteries and services in a number of ways. Depending on their preferences, customers can shop by keyword search, accessory category, device category, product guide item number, brand or model. Daily specials and other promotions are also prominently featured on the iGo.com home page and elsewhere on our website. Corporate customers are directed to information about customized buying programs.

      On our home page, we offer customers valuable advice tailored to their needs. Our "Tips and Advice" section answers frequently-asked questions and makes purchase recommendations and offers advice on how to get the most productive use out of your batteries and other accessories. We also offer real-time text chat with our customer solutions representatives for our online customers who need technical support or purchase advice. Customers can also contact our highly-trained customer solutions representatives via a toll-free telephone number. The overall customer experience is designed to provide expertise and responsiveness to customers who are often frustrated by the traditional means of inquiring about and purchasing mobile electronic devices and accessories.

PRODUCT OFFERINGS

      We focus on providing a comprehensive selection of quality products for mobile professionals and other people on the go. Prices typically range from $69 to $269, but can be as low as $10 and as high as $4,300. We offer an extensive selection of product categories, including:

      o LAPTOP COMPUTER ACCESSORIES AND SERVICES. We offer a broad selection of model-specific laptop accessories including batteries, chargers, power adapters, car cords, hard drive upgrades, external storage media, modems, port replicators, peripherals, mobile software and carrying cases.

      o WIRELESS DATA SERVICES. We offer wireless modem/CDPD services from AT&T and Bell Atlantic, and interactive paging for remote business users from Bell South and Metrocall.

      o CELLULAR PHONES, ACCESSORIES AND SERVICES. We offer the most popular models of cellular phones from Nokia, Motorola and Ericsson, as well as AT&T cellular phone service. We offer model-specific accessories including batteries, hands-free devices, chargers, power adapters, car cords, laptop modem adapters and protective cases.

      o HANDHELD ELECTRONIC DEVICES AND ACCESSORIES. We offer a selection of handheld devices, including Palm and Windows CE devices, from companies such as 3Com, Casio, Compaq, NEC, Motorola and Philips. We also carry a wide selection of model-specific accessories for these products, including batteries, modems, stylus tools, software and peripherals. We plan to be a leading provider of handheld internet access devices, accessories and services, capitalizing on the increasing popularity of WAP (Wireless Applications Protocol).

      o OTHER MOBILE DEVICES AND TRAVEL-RELATED PRODUCTS. We offer a large selection of often hard-to-find mobile and travel accessories, including two-way radios, Global Positioning Systems or GPS devices, presentation equipment, camcorder batteries, carrying cases, and international power and phone adapters. We also offer mobile and travel-related software.

STRATEGIC RELATIONSHIPS

      We intend to continue to establish and leverage key strategic relationships with mobile device manufacturers, suppliers and electronic commerce partners. In June 1999, we entered into a strategic sourcing and marketing relationship with the NEC Computer Systems Division, or NEC, a leading global supplier of computer products. This relationship provides us with direct Internet and phone links from NEC to our customer solutions representatives. In addition, our relationship with NEC allows us to purchase products directly from NEC pursuant to our reseller agreement, which increases our gross margin on those products, and gives us direct access to detailed mobile product cross-reference information.

      In November 1999, we entered into a strategic referral and sourcing relationship with IBM, one of the premier manufacturers of laptops. This relationship is evidenced by a series of agreements between iGo and IBM. The agreements establish iGo as the exclusive distribution partner under the options continuation program. Under the terms of the agreements, IBM exclusively refers customers in need of mobile accessories for legacy ThinkPad and WorkPad products directly to iGo. The agreements provide for both direct links from the IBM website and live telephone transfers. In addition, we have a tier-one direct purchasing relationship with IBM for mobile options. This allows us to buy ThinkPad and WorkPad accessories directly from IBM and gives us access to certain of IBM offshore accessory suppliers. We plan to replicate this program with several of the top laptop manufacturers to continue to expand and update our product and compatibility databases and to increase high gross margin sales.

      We have been approved as a launch partner for the new Ariba enterprise purchasing system. This electronic commerce-based system allows global enterprises to automate the requisition, approval, purchasing and delivery of supplies and services. Our relationship with Ariba enables their customers to quickly and easily order our entire range of products from within the Ariba purchasing system. We plan to leverage this relationship with Ariba to further penetrate enterprises worldwide with our solution. In February 2000, we further expanded our business to business capabilities by partnering with Intelisys Electronic Commerce, Inc. to make the iGo product offering available to the three million small and medium size businesses that are part of the Intelisys' purchasing community. Our presence on the online purchasing portals was further expanded in February 2000, when we formed a strategic alliance with PurchasePro.

      Our strategic relationship with Motorola allowed us early access to the Motorola StarTAC(R) Clip-on Organizer for Motorola's StarTAC(R) telephone. Our relationship with Motorola also includes product sourcing for our iGo-branded products. Motorola is currently designing and manufacturing a number of cellular phone batteries exclusively for iGo.

      Our strategic relationship with Motorola is not subject to a formal written agreement, and our agreements with NEC and Ariba are terminable by either party at any time upon written notice. In addition, under our agreement with NEC we are currently obligated to purchase at least $4,000,000 of product per year, which requirement may be increased, decreased or waived by NEC at its discretion. The terms of one agreement with IBM require us to purchase at least $2,000,000 of product per year. If iGo fails to meet this purchase level, IBM has the discretion to allow iGo to cure before terminating the agreement. Also, either party may terminate the agreement with or without cause on three months written notice. Because our agreements with NEC and IBM were only recently established, it is uncertain whether we will meet or exceed the stated purchase obligations. Consequently, these relationships will continue to evolve over time. We can provide no assurance that these relationships will continue on their current terms or at all.

MARKETING AND CUSTOMER ACQUISITION

      We employ a combination of traditional and online marketing programs to acquire customers and build brand awareness. These programs are designed to cost-effectively acquire high-value purchasing agents and mobile users as customers and generate online sales. We believe our marketing and advertising strategy efficiently reaches our target market in the environments in which they use our products--at work, at home, and while traveling. In addition, because we sell devices, accessories and batteries for leading national brands, we believe that we are able to leverage the large advertising and promotional investments of mobile device manufacturers to generate demand for the products we sell. We expect to continue to significantly increase our investment in marketing, advertising and promotion to acquire and retain customers.

      OFFLINE MARKETING AND PROMOTION. Our offline advertising strategy is based on multiple media, including print, radio, outdoor and direct mail. We advertise in key business periodicals such as BUSINESS WEEK and FORBES; technology magazines such as MOBILE COMPUTING and PC WORLD; in-flight magazines such as AMERICAN WAY and SKY; and national newspapers such as THE WALL STREET JOURNAL and USA TODAY. We have also tested 30-second radio spots in metropolitan areas with large numbers of mobile customers.

      We use our corporate buyers guide and product reference guide as cost-effective vehicles to drive customers to our website. We distribute approximately 13 million of these full-color direct mail pieces annually. Mobile device manufacturers and service providers supply cooperative advertising support to subsidize the cost of producing these guides. Our corporate buyers guide and product reference guide demonstrates our comprehensive mobile product selection and creates strong brand awareness. We also use our direct mail pieces to promote the benefits of online procurement in general, as well as the specific benefits of our solutions and tips.

      ONLINE MARKETING AND PROMOTION. Our online marketing and promotion strategy is designed to build brand recognition, increase customer traffic to our website, acquire new customers and encourage repeat purchasing behavior. Through our advertising and promotions, we target purchasing agents and mobile professionals and other people who are themselves purchasers or who influence the purchase of mobile products and accessories at work. Our advertising campaigns are designed to identify with the unique needs of these people, who typically require products and services to simplify their lives, as well as complete solutions to their everyday portable computing and mobile communications problems.

      We have developed four primary means of reaching our potential customers online: banner advertising, sponsorships, outbound email marketing and an online affiliate program. We place banner advertisements on websites targeted to the needs and interests of mobile professionals. We also buy banners through keyword searches on major online portals such as Lycos and Yahoo! We have entered into marketing and sponsorship arrangements with electronic commerce companies such as AOL, Portera.com and Stamps.com. These arrangements generally provide for us to be the preferred mobile electronics product retailer on their websites. Our affiliate program is designed to create incentives for others to create inbound links that connect directly to our website. We pay our registered affiliates a referral fee of 7% to 15% of the purchase price based upon annual sales generated through these referrals of any sale generated via their link to our website. Finally, we attempt to maximize the value of our 592,000 person mobile user database by delivering special product offerings to customers and prospects via email. For example, we can send special promotions to all owners of cell phones or only to owners of a certain brand, or we can send email to customers at a specified time period after initial purchase to remind them to replace their laptop batteries.

CORPORATE SALES

      According to a survey by Sherwood Research, 89% of laptops are purchased by corporations. To take advantage of this opportunity we established a dedicated corporate sales team in 1998. Our corporate sales team targets large corporations, medium-to-small businesses and government agencies and educational institutions, in an effort to generate large and recurring orders and to direct sales to our website. In particular, our corporate sales representatives target enterprises with large field salesforces or large installed bases of laptop computers or cell phones, including pharmaceutical, insurance, financial, telecommunications and consulting companies. To date, we have sold products to approximately 65% of the Fortune 500. From the second fiscal quarter of 1999 to the fourth fiscal quarter of 1999, the proportion of our total net revenue generated from corporate, government and educational accounts increased from 26% to 42%.

      Our corporate sales team generates leads from individual purchasers within large organizations found in our user database, by conducting primary research and outbound calls, by meeting corporate purchasing managers in the field and by responding to corporate requests for proposals. In addition, we have begun to enter into relationships with large companies, such as Dell Computer and Lucent Technologies, in which we offer a secure online purchasing solution dedicated to their authorized employees. In these customized Internet stores, site design, product pricing and SKUs available for sale can all be tailored and controlled to meet the needs of our corporate customers.

      As of March 31, 2000, we employed 35 corporate account managers and a director of corporate sales. We intend to increase the number of our corporate account managers through 2000.

CUSTOMER SERVICE

      Our goal is to provide our customers with the highest level of customer support. Our customer solutions representatives are available in our customer contact center 24 hours-per-day, 365 days-per-year. Representatives handle contacts with customers, through telephone, fax, email and live text chat. We will add voice over Internet protocol capabilities in 2000. Our support services include product inquiries, ordering, technical support and customer service issues. We provide a high level of support by utilizing our sophisticated product and compatibility databases and by training our representatives with the in-depth knowledge required to meet the needs of professionals that office on the go.

      We have retained a third-party call center to handle overflow or possible disaster conditions. Representatives in this third-party call center have been trained in our customer service philosophy.

TECHNOLOGY AND OPERATIONS

      We have developed a scalable, secure and reliable technology infrastructure to support our website and customer contact center, as well as to maintain and integrate our proprietary databases, our supply chain, and our accounting, finance and management reporting functions. Our website is designed to be accessible from all standard browsers without the need for additional client software. Our systems are designed to capture large amounts of customer-specific data, which is important to our ability to provide superior post-sale service and to target customers for future purchases. We also incorporate a variety of encryption and fraud detection technologies designed to protect the privacy of customer information and the integrity of customer transactions.

      Our software system architecture uses industry standard technologies to maximize reliability and scalability. We use Secure Socket Layer for secure transactions. Our applications run on arrays of Intel-based server systems running Microsoft Windows NT and SQL Server. To scale our service as traffic increases, we believe that we need only to install additional servers or increase the number of processors per server. Our production data and hosting center is located at Internet Emporium in Phoenix, Arizona, which provides routing and high bandwidth communication lines to a variety of major Internet backbone providers, as well as 24 hour-per-day monitoring and support. Our production data center also includes multiple redundant backup systems and power generators. We maintain server and bandwidth overcapacity at our hosting center so that if traffic spikes or a server fails we can maintain service for our entire user base.

      We believe that our technology platform provides state-of-the-art electronic commerce functionality and integration, including the following key systems:

      o     IBM's DB2 and Microsoft SQL server relational databases;

      o     sophisticated enterprise accounting and logistics software;

      o     Onyx total customer relationship management software;

      o     real-time Internet customer service from Facetime;

      o     automated email response technology from Kana;

      o automated call distribution through an interactive intelligence system; and

      o     the IBM Net.Commerce electronic commerce platform.

      In addition, we plan to enhance our next-generation integrated communications system to add more functionality in 2000. These enhancements will allow us to manage all customer contacts, including live text chat, customer emails, voice over Internet Protocol, incoming calls and outgoing calls through single workstations. It will also enable contacts to be routed to appropriate customer support representatives based upon the inquiry and the appropriate skill level of each representative. Further, this system will provide our customers, at their option, Integrated Voice Response technology which will allow them to place an order, check status of an existing order or determine their account balance automatically.

      We manage our own fulfillment center where we receive, pick, pack and ship our products. We believe controlling the fulfillment process is important to providing a high standard of customer care. Control of our fulfillment center allows us to expedite shipments, balance resource needs and maintain direct contact with our customers. We currently stock approximately 2,000 of our most popular inventory items, representing approximately 87% of all orders, in our fulfillment center. We frequently evaluate sales volume, new product offerings and marketing forecasts to balance inventory levels with the growth of our business.

COMPETITION

      The portable computing and mobile communications market is highly fragmented. In addition, the electronic commerce market in which we operate is new, rapidly evolving and highly competitive. Our competitors operate in a number of different distribution channels, including electronic commerce, traditional retailing, catalog retailing and direct selling. We believe no single competitor competes directly with us with respect to all of the products and services we offer; however, we currently or potentially compete with a variety of other companies in the sale of products in specific categories, including:

      o     mobile products suppliers such as Targus;

      o     mass merchant retailers such as CDW and CompUSA;

      o     direct marketers such as Buy.com, Insight and Microwarehouse; and

      o     traditional mobile device manufacturers such as Fujitsu and Toshiba.

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

      We believe that the principal competitive factors in our marketplace are product selection and customer service. While there can be no assurance that we will be able to compete successfully against current and future competitors, we believe our ability to compete favorably is enhanced by our proprietary product database, our strategic supplier relationships, and our sophisticated logistics and supply management capabilities. We believe that any competitor that seeks to establish an electronic commerce presence within our marketplace will confront significant challenges. Among these challenges are developing the required software and technology infrastructure, establishing an efficient supply and logistics system, and most importantly, establishing a comprehensive database of industry products, suppliers and customers.

INTELLECTUAL PROPERTY

      We regard our brand and substantial elements of our website and relational databases as proprietary, and seek their protection through trademark, service mark, copyright and trade secret laws as critical to our success. We enter into non-disclosure agreements with our employees and consultants, and generally with strategic partners. Despite these precautions, it may be possible for third parties to copy or otherwise obtain and use our intellectual property without our authorization.

      Our iGo brand and our Internet address, www.iGo.com, are important components of our business strategy. We have recently filed federal trademark applications for "iGo," and "iGo.com. " In July 1999, the United States Patent and Trademark Office, or PTO, preliminarily declined registration of "iGo", "iGo.com" and the iGo logo when used in connection with our services because, in the PTO examiner's opinion, there was a likelihood that if these marks were to be registered, they would be confused with a prior trademark registration for "IGO" that covers interactive teaching equipment (PTO Registration No. 2,086,551). In addition, the examiner requested non-substantive revisions to the identification and classification of services. Effective September 30, 1999, we acquired by assignment the rights to the registered mark (PTO Registration No. 2,086,551) cited by the PTO examiner and will record this assignment promptly with the PTO. We responded to the PTO's preliminary action on January 13, 2000. The PTO subsequently cited three additional marks ("GO.WEB," "GO.EDU" and "GO.NET") against the "IGO" marks on the ground that if these marks register, there may be a likelihood of confusion. Pending resolution of the cited applications, the "IGO" applications have been suspended. We intend to respond to these citations, arguing that there is no likelihood of confusion. We cannot guarantee that we will be able to secure registration of these marks.

      We also rely to a material extent on technology developed and licensed from third parties. These licenses may not continue to be available to us on commercially reasonable terms in the future. The loss of existing technology licenses could harm the performance of our existing services until equivalent technology can be identified, obtained and integrated. Failure to obtain new technology licenses may result in delays or reductions in the introduction of new features, functions or services, which would harm our business. We have not been notified that our technologies infringe on the proprietary rights of others. However, there can be no assurances that third parties will not claim infringement in the future. We expect that the continued growth of the Internet will result in an increasing number of infringement claims as legal standards related to our market continue to evolve. Any such claim, with or without merit, could be time consuming, result in costly litigation, and may have a material adverse effect on our business and results of operations.

GOVERNMENT REGULATION

      Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet, covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. The nature of this legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, this legislation could subject us to potential liability, which in turn could harm our business. The adoption of any such laws or regulations might also decrease the rate of growth of Internet use, which in turn could decrease the demand for our products and services, or increase the cost of doing business, or otherwise harm our business, financial condition and results of operations. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of these laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of electronic commerce.

      Several states have also proposed legislation that would limit the use of personal information gathered online or require websites to establish privacy policies. The Federal Trade Commission has also initiated action against at least one website regarding the manner in which information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace that could reduce demand for our products or services, increase the cost of doing business as a result of litigation costs or increased service delivery costs. In addition, because our products and services are accessible throughout the United States, other jurisdictions may claim that we are required to qualify to do business as a foreign corporation in a particular state. We are qualified to do business in California and Nevada. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in those jurisdictions. Any new legislation or regulation of this kind, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could harm our business, financial condition or results of operations.

EMPLOYEES

      As of March 31, 2000, we had 225 full-time employees, including 56 in our customer contact center, 92 in sales and marketing, 71 in technology and operations, and 6 in executive management and administration. We devote, and will continue to devote, substantial resources to attract high-quality employees and build a strong corporate culture that encourages and rewards success. We believe that our investments in recruiting and training help us attract and retain key managers and productive employees. None of our employees is represented by a labor union, we have never experienced a work stoppage and we consider our employee relations to be good.

EXECUTIVE OFFICERS OF iGo

      The following table sets forth certain information regarding our executive officers as of March 31, 2000:

 NAME                        AGE  POSITION
 ----                        ---  --------
Ken Hawk..................   36   Chairman of the Board, President, Chief
                                  Executive Officer and Chief Energizing Officer
Mick Delargy..............   36   Senior Vice President, Finance and Business
                                  Development, Chief Financial Officer and
                                  Secretary
Rod Hosilyk...............   60   Vice President, Operations

Tom de Jong...............   35   Vice President, Channel Sales

      KEN HAWK is the founder of iGo and has served as Chairman of our board of directors, President, Chief Executive Officer and Chief Energizing Officer since our incorporation in March 1993. Mr. Hawk was the Multimedia Product Manager for Windows at Microsoft Corporation from June 1992 until September 1992 and ran North American Operations for Venture Manufacturing Singapore from November 1988 until September 1991. From June 1986 until November 1988, he served as Silicon Valley District Sales Manager for Silicon Systems, Inc., a subsidiary of TDK. Mr. Hawk holds a B.S. in electrical engineering from the University of Michigan and an M.B.A. from Stanford University.

      MICK DELARGY has served as our Senior Vice President, Finance and Business Development, Chief Financial Officer and Secretary since July 1999. He also served as our Vice President, Finance and Operations from May 1996 to June 1997. From August 1997 to July 1999, Mr. Delargy served as Senior Vice President of Finance and Business Development for Accolade, Inc. (now Infogrames North America). From April 1992 to May 1996, he served as Chief Financial Officer of Storybook Heirlooms. From January 1987 to April 1992, Mr. Delargy served as an Audit Manager for KPMG Peat Marwick. Mr. Delargy holds a B.S. in business administration and a B.S. in accounting from the University of Kansas and is a certified public accountant.

      ROD HOSILYK has served as our Vice President of Operations since March 2000. He was President and founder of Road Warrior International, a manufacturer of portable computer accessories, since its inception in 1994. Road Warrior was acquired by iGo in January 2000. From 1988 until 1994, he was President and founder of Computer Products Plus, a catalog retailer of portable computer accessories. From 1986 to 1988, Mr. Hosilyk worked with Toshiba America setting up their U.S. laptop manufacturing operations. Mr. Hosilyk was President of Rosscomp Inc., a manufacturer of streaming tape drives for mainframe and mini computers from 1980 until 1986. From 1976 to 1980, he was a Senior Vice President of BASF charged with setting up the U.S. manufacturing operations for the company's new video tape drive. Mr. Hosilyk was director of operations for Califone-Roberts, a division of Rheem Manufacturing Company, responsible for all product development and manufacturing operations. Mr. Hosilyk holds a B.S. in electrical and mechanical engineering from the University of Panama.

      TOM DE JONG has served as our Vice President of Channel Sales since March 2000. Mr. de Jong was formerly the founder and President of Cellular Accessory Warehouse from its inception in 1993 until its acquisition by iGo in January 2000. Prior to founding Cellular Accessory Warehouse, Mr. de Jong owned and operated several retail wireless phone stores from 1990 through 1993. From April 1988 until September 1989, Mr. de Jong was a financial analyst with Electronic Data Systems (EDS). Mr. de Jong holds a B.S. in business administration from California State University, Hayward.


ITEM 2.  PROPERTIES
         ----------

      Our corporate offices are located in Reno, Nevada. We rent approximately 85,000 square feet under a fourteen year lease that expires in December 2013. The lease also contains an option to renew for two additional five-year terms. We anticipate that our current space will meet our facility needs for at least the next 36 months.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     No matters were submitted to a vote of our stockholders during the fourth quarter of the year ending December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         ----------------------------------------------------
         SHAREHOLDER MATTERS
         -------------------

     iGo's Common Stock has been traded on the Nasdaq National Market under the symbol IGOC since October 14, 1999, the first trading day following the effectiveness of our initial public offering. Prior to the initial public offering, no public market existed for the Common Stock. The following table presents the high and low closing sale prices for our Common Stock as reported in the Nasdaq National Market for the period indicated.

                                                                               HIGH          LOW
                                                                               ----          ---
            Period from October 14, 1999 through December 31, 1999........   $ 22.250      $ 8.875

     As of March 1, 2000, we had approximately 87 stockholders of record and approximately 4501 beneficial owners of our Common Stock. iGo's stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of our Common Stock in any given period. Additionally, we may not learn of, or be able to confirm, revenue or earnings variations from estimates until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of our Common Stock. Finally, we participate in a highly dynamic industry, which often results in significant stock price volatility.

     We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. We intend to retain future savings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as our Board of Directors deems relevant.

CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In connection with our initial public offering of common stock, we filed a Registration Statement on Form S-1, SEC File No. 333-84723 (the "Registration Statement"), which was declared effective by the Commission on October 13, 1999. Pursuant to the Registration Statement, we registered 5,750,000 shares of our common stock, $.001 par value per share, including 750,000 shares available for sale to the underwriters upon the exercise of their over-allotment option. The aggregate offering price of the shares sold was $60.0 million, $4.2 million of which was applied towards the underwriters discounts and commissions. Other expenses related to the offering $1.3 million. The net proceeds to us from the sale of common stock in the initial public offering were approximately $62.6 million, including exercise of the underwriters' over-allotment option.

     We have used a portion of the proceeds for investment in sales and marketing, and general corporate purposes, including working capital and capital expenditures, as well as strategic acquisitions. The remainder of the proceeds have been invested in short-term, interest-bearing, investment-grade securities. The use of proceeds from the offering does not represent a material change in the use of proceeds described in our prospectus filed on October 15, 1999.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         ------------------------------------

     The following selected financial data should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The statements of operations data for the years ended December 31, 1999, 1998 and 1997 and the balance sheet data at December 31, 1999 and 1998 are derived from the financial statements included elsewhere in this Report which have been audited by Deloitte & Touche LLP, independent auditors, as set forth in their report appearing herein. The statements of operations data for the year ended December 31, 1995 and the balance sheet data at December 31, 1996 and 1995 are derived from unaudited financial statements not included herein. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial condition, results of operations and cash flows have been included.

                                                                      YEARS ENDED DECEMBER 31,
                                                                      ------------------------
                                                          1999       1998       1997       1996       1995
                                                          -----      -----      -----      -----      ----
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
     Net product revenue...............................   $  21,043  $  12,318  $   7,422  $   4,508   $   1,790
     Development revenue...............................          --        502        665         --          --
                                                          ---------- ---------- ---------- ----------  ----------
          Total net revenues...........................      21,043     12,820      8,087      4,508       1,790
Cost of goods sold.....................................      14,793      8,602      5,320      2,977       1,215
                                                          ---------- ---------- ---------- ----------  ----------
Gross profit                                                  6,250      4,218      2,767      1,531         575
Operating expenses:
     Sales and marketing...............................      15,396      3,883      2,485        943         451
     Product development...............................       1,544        511        113         87          33
     General and administrative........................       4,657      1,666      1,076        558         246
                                                          ---------- ---------- ---------- ----------  ----------
          Total operating expenses.....................      21,597      6,060      3,674      1,588         730
                                                          ---------- ---------- ---------- ----------  ----------
Loss from operations...................................     (15,347)    (1,842)      (907)       (57)       (155)
Other income (expense), net............................         334        (44)        21         12          (2)
                                                          ---------- ---------- ---------- ----------  ----------
Net loss                                                    (15,013)    (1,886)      (886)       (45)       (157)
Preferred stock dividends..............................          --       (247)      (140)       (71)         --
                                                          ---------- ---------- ---------- ----------  ----------
Net loss attributable to common stockholders...........   $ (15,013) $  (2,133) $  (1,026) $    (116)  $    (157)
                                                          ========== ========== ========== ==========  ==========
Net loss per share--basic and diluted...................  $   (1.01) $   (0.36) $   (0.19)   $ (0.02)  $   (0.03)
                                                          ========== ========== ========== ==========  ==========
Weighted-average shares outstanding....................      14,818      5,998      5,544      5,400       5,400
                                                          ========== ========== ========== ==========  ==========

                                                                              DECEMBER 31,
                                                                              ------------
                                                           1999        1998       1997       1996        1995
                                                           ----        ----       ----       ----        ----
                                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..............................   $ 57,364  $  2,504   $     --   $  1,012    $     50
Working capital........................................     55,776     3,447        157      1,125        (218)
Total assets...........................................     67,667     5,536      2,384      1,886         330
Long-term portion of capital lease obligations and
long term debt.........................................        789        23         20         --          --
Mandatory redeemable preferred stock...................         --     7,890      1,680      1,539          --
Total stockholders' equity (deficit)...................     59,143    (3,425)    (1,314)      (288)       (172)


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

OVERVIEW

      iGo was incorporated in March 1993 and began offering products for sale later that year, but did not generate meaningful revenues until 1995. For the period from inception to 1995, our operating activities related primarily to the development of our proprietary databases and to locating favorable sources of supply. In 1995, we launched our first direct marketing campaign and focused on building sales volume and fulfillment capabilities, and in 1996, we launched our website. Since 1997, we have significantly increased the depth of our management team to help implement our growth strategy. In June 1997, we relocated from San Jose, California to Reno, Nevada to take advantage of lower operating costs for our customer contact and fulfillment centers.

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

      We incurred net losses of $15.0 million in 1999, $1.9 million in 1998 and $886,000 in 1997. At December 31, 1999, we had an accumulated deficit of approximately $19.1 million. The net losses resulted from costs associated with marketing programs to attract new customers, developing our website and proprietary databases and the development of our operational infrastructure.

      We plan to invest heavily in marketing and promotion, to hire additional employees and to enhance our website and operating infrastructure. Therefore we expect to incur increasing sales and marketing, general and administrative and product development expenses. As a result, we will need to generate significantly higher revenues to achieve and maintain profitability, although we may never be able to do so. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater.

YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

      NET PRODUCT REVENUE. Net product revenue consists of product sales to customers and outbound shipping charges, net of any discounts and reserves for expected returns. Net product revenue increased from $7.4 million in 1997 to $12.3 million in 1998 and to $21.0 million in 1999, primarily as a result of expanded marketing efforts.

      DEVELOPMENT REVENUE. Development revenue represents sales of proprietary products developed and manufactured for a specific customer. No product development revenue was generated in 1999 as compared to $502,000 in 1998 and $665,000 in 1997. This decrease reflects our strategy of focusing on the sale of products with broad appeal to businesses and individuals rather than on proprietary products for a specific customer's application. We do not anticipate generating significant development revenue in the future.

     COST OF GOODS SOLD. Cost of goods sold consists primarily of the cost of products sold to customers, inbound shipping expense and outbound shipping charges. Cost of goods sold increased from $5.3 million in 1997 to $8.6 million in 1998 and to $14.8 million in 1999. The decrease in gross margin from 33% in 1998 to 30% in 1999 was primarily the result of higher than anticipated in-bound and outbound freight costs to meet internal customer service goals as well as the impact of certain fourth quarter marketing programs that shifted the sales mix away from high margin model specific accessories toward lower margin gadget and gift items. The decrease in gross margin from 34% in 1997 to 33% in 1998 was a result of a moderate shift in the sales mix to higher volume corporate accounts with more aggressive multi-unit pricing and the establishment for a reserve of inventory obsolescence in the amount of $109,000, the equivalent of 1.3% of total cost of goods sold and 5.9% of loss from operations. The reserve for obsolescence was established to account for estimated writedowns on slower moving inventory items as a result of increased inventory levels during 1998.

      SALES AND MARKETING. Sales and marketing expenses consist primarily of advertising costs, fulfillment expenses, credit card costs and the salary and benefits of our sales, marketing and customer contact center personnel. Advertising and promotional expenses include online marketing efforts, print advertising, trade shows and direct marketing costs. Sales and marketing expenses increased from $2.5 million in 1997 to $3.9 million in 1998 and to $15.4 million in 1999. The increase primarily reflected an increase in advertising and promotional costs, including direct campaigns to promote our website. Advertising and promotional expenses increased from $1.5 million in 1997 to $2.1 million in 1998 and to $11.9 million in 1999. All other sales and marketing expenses, consisting primarily of payroll expenses increased from $1.0 million in 1997 to $1.8 million in 1998 and to $3.5 million in 1999. We intend to continue to pursue an aggressive marketing strategy to attract new customers. Therefore, we expect sales and marketing expenses to increase significantly in absolute dollar terms in future periods.

      PRODUCT DEVELOPMENT. Product development expenses consist primarily of payroll and related expenses for merchandising and website personnel, site hosting fees and web content and design expenses. Product development expenses increased from $113,000 in 1997 to $511,000 in 1998 and to $1.5 million in 1999. The increases are the result of expenses incurred to improve our website interface, the introduction of new Internet-based technology and the overall expansion of our mobile product offerings. We intend to continue to build the infrastructure necessary to provide a high level of service. Therefore, we expect product development expenses to increase in future periods.

      GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries and related costs for our executive, administrative and finance personnel, support services and professional fees, as well as general corporate expenses such as rent and depreciation. General and administrative expenses increased from $1.1 million in 1997 to $1.7 million in 1998 and to $4.7 million in 1999. The increases are primarily attributable to increased personnel, as well as costs associated with the complete upgrade of our customer contact database and finance systems including depreciation and service costs. We upgraded these systems in January 1999 to increase functionality and to provide for expected growth. In addition, in 1999, we recorded $2.0 million in deferred compensation for new option grants to employees and directors and expensed $387,000, principally related to these grants. In 1998 we recorded $203,000 in deferred compensation and expensed $15,000. This deferred compensation amount represents the difference between the deemed fair value of the common stock and the exercise price at the time the options were granted, and is expensed on a straight line basis over the four-year vesting period of the options.

      OTHER INCOME (EXPENSE), NET. Other income (expense), net, consists primarily of interest income earned on cash and cash equivalents, interest expense on borrowing and capital leases and losses resulting from sale-leaseback transactions. Other income (expense), net, changed from income of $21,000 in 1997 to expense of $44,000 in 1998 and to income of $334,000 in 1999. The change from 1997 to 1998 was primarily the result of an increase in interest expense of $87,000 partially offset by an increase in interest income of $14,000. The change from 1998 to 1999 was primarily a result of a $219,000 loss incurred on the sale and leaseback of computer equipment and software, resulting from the system upgrade in January 1999, offset by $720,000 in interest income from interest earned on the net proceeds from the initial public offering in October 1999 and the July 1999 preferred stock financing.

      INCOME TAXES. The Company did not provide any current or deferred U.S. federal, state or foreign income tax provision or benefit for any of the periods presented because it has experienced losses since inception. Utilization of the Company's net operating loss carryforwards, which begin to expire in 2011, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

QUARTERLY RESULTS OF OPERATIONS

      The following table sets forth unaudited quarterly statements of operations data for each of the eight quarters in the period ended December 31, 1999. In the opinion of management, this unaudited information has been prepared on the same basis as the annual financial statements, and includes all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our results of operations for those periods. This information should be read in conjunction with the financial statements and related notes appearing elsewhere in this filing. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                                                        THREE-MONTH PERIODS ENDED
                                                  DEC. 31, SEPT. 30, JUNE 30, MAR. 31, DEC. 31, SEPT. 30, JUNE 30, MAR. 31,
                                                    1999     1999     1999     1999     1998     1998      1998     1998
                                                    ----     ----     -----    -----    -----    -----     -----    ----
                                                                              (IN THOUSANDS)
Revenues:
     Net product revenue.........................   $7,995  $ 5,330  $ 4,240  $ 3,478  $ 3,399  $ 3,140  $ 2,954  $ 2,825
     Development revenue.........................       --       --       --       --       --       --       --      502
                                                   -------- -------- -------- -------- -------- -------- -------- --------
          Total net revenues.....................    7,995    5,330    4,240    3,478    3,399    3,140    2,954    3,327
Cost of goods sold...............................    6,266    3,514    2,739    2,274    2,248    2,079    2,002    2,273
                                                   -------- -------- -------- -------- -------- -------- -------- --------
Gross profit ....................................    1,729    1,816    1,501    1,204    1,151    1,061      952    1,054
Operating expenses:
     Sales and marketing.........................    7,144    4,076    1,982    2,194    1,010      939    1,176      758
     Product development.........................    1,025      168      141      210      256       95       82       78
     General and administrative..................    1,652    1,200    1,060      745      472      409      412      373
                                                   -------- -------- -------- -------- -------- -------- -------- --------
          Total operating expenses...............    9,821    5,444    3,183    3,149    1,738    1,443    1,670    1,209
                                                   -------- -------- -------- -------- -------- -------- -------- --------
Loss from operations.............................   (8,092)  (3,628)  (1,682)  (1,945)    (587)    (382)    (718)    (155)
Other income (expense), net......................      559      (14)    (232)      21       22      (33)     (15)     (18)
                                                   -------- -------- -------- -------- -------- -------- -------- --------
          Net loss...............................  $(7,533) $(3,642) $(1,914) $(1,924) $  (565) $  (415) $  (733) $  (173)
                                                   ======== ======== ======== ======== ======== ======== ======== ========

      Our net product revenue has increased successively each quarter as a result of sales to new customers, repeat purchases by existing customers and overall growth from the installed base of mobile electronic devices requiring accessories and batteries. Gross margins have varied as we have found better sources for products and leveraged our buying power and changed our product mix. Our sales and marketing, product development and general and administrative expenses have generally increased as we have aggressively built our operational infrastructure and marketed our solution to new customers. Our spending on marketing and promotional activities to attract new customers has historically been influenced by our access to capital. For example, in the third quarter of 1998 and the second quarter of 1999, the total amount spent on sales and marketing declined compared to the preceding quarter. Whereas in the third and fourth quarter of 1999 our access to capital increased due to our initial public offering in October. As a result of the offering, our expenditures on sales and marketing significantly increased. This greatly impacts the comparability of our results of operations for the eight quarters in the period ended December 31, 1999.

      We believe that we may experience seasonality in our business. Traditionally, business-related purchases decline in the summer months and consumer purchasing peaks in the fourth quarter. We believe Internet usage also has the same seasonal patterns. Any seasonality in our business may have been obscured due to our net product revenue growth in each successive quarter and the number of new customers added each period. See "Factors That May Effect Future Results" for a discussion of other factors affecting our quarterly results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering, we financed our operations primarily through the sale of preferred stock, capital lease obligations and revolving credit facilities. As of December 31, 1999, we have received $13.2 million from the sale of preferred stock, net of issuance costs. Of this amount, $1.4 million was received in June 1996, $6.0 million in October 1998 and $5.8 million in July 1999. Proceeds from equipment financed under a sale-leaseback transaction, net of principal repayments, amounted to $685,000 during the year ended December 31, 1999. Proceeds from our initial public offering in October 1999, net of offering costs, amounted to approximately $62.6 million.

     Net cash used in operating activities was $11.4 million for the year ended December 31, 1999, $2.5 million for the year ended December 31, 1998 and $798,000 for the year ended December 31, 1997. Net cash used in operating activities consisted primarily of net losses, as well as increased inventory balances and fluctuation in accounts receivable between periods, partially offset by increased depreciation and reserve accounts.

     Net cash used in investing activities was $3.8 million for the year ended December 31, 1999. Of this amount, $702,000 was financed through sale-leaseback transactions. The terms of the lease line provide a total facility of $2.0 million, of which $1.3 million was available at December 31, 1999, and requires repayment over 30 to 42 months. Net cash used in investing activities was $848,000 for the year ended December 31, 1998, and $133,000 for the year ended December 31, 1997, and reflects purchases of equipment commensurate with the overall growth of our business. Net cash used in investing activities consists primarily of capital expenditures for computers, software and office furniture, as well as costs to acquire internet domain names.

     Net cash provided by financing activities was $70.1 million for the year ended December 31, 1999, and $5.9 million for the year ended December 31, 1998. Cash provided by financing activities reflected sales of preferred stock, equipment leases and bank borrowings in 1999 and 1998 and our initial public offering in October 1999. On June 23, 1999, we entered into a lease to finance the acquisition of equipment. The lease expires 42 months from the date of the lease. As of December 31, 1999, the aggregate obligation under this capital lease was $666,000. Net cash used in financing activities was $82,000 for the year ended December 31, 1997 and reflected the repayment of a short-term note.

     On July 30, 1999, we received gross proceeds of $5.8 million from the sale of Series C preferred stock and entered into a loan agreement which provides for borrowings of up to $3.5 million. On July 30, 1999 we borrowed $1.2 million under this facility. Borrowings under this credit facility bear interest at 11% per annum, are due in 36 months and are secured by substantially all of our assets. The terms of the debt require interest-only payments for the first 12 months and interest and principal repayments for the next 24 months. This debt is secured but subordinate to future credit arrangements with banks of similar lenders. As of December 31, 1999, we had an outstanding balance of $191,000. This reflects the original loan amount of $1.2 million net of a conversion of $980,000 into 124,982 shares of our capital stock in connection with our initial public offering in October 1999.

     We offered 5,000,000 shares of our common stock in our initial public offering on October 13, 1999, an additional 750,000 were issued upon exercise of the underwriters overallotment option in November 1999. Our common stock is quoted on the NASDAQ National Market under the symbol "IGOC." The initial public offering price was $12.00 per share.

     We currently anticipate that the net proceeds of our recent equity and debt financings together with our available funds, will be sufficient to meet our anticipated working capital and capital expenditure needs for at least the next 12 months. We may need to raise additional funds before the expiration of the 12 month period in the event that we pursue strategic acquisitions or experience operating losses that exceed our expectations. If we raise additional funds through the issuance of equity securities or convertible debt securities, our existing stockholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if it is available, the terms may not be favorable to our stockholders or us.

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

      COST OF YEAR 2000 COMPLIANCE. We replaced all of our major internal systems less than a year ago to increase functionality and to accommodate expected growth. These new systems have been certified Year 2000 compliant. All of our systems and operations have been reviewed by our own information technology employees. To date, we have made no material expenditures for Year 2000 compliance. Based on our assessment to date, we do not anticipate that costs associated with remediating our internal systems will exceed $50,000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000. Although we do not believe SFAS No. 133 will have a material impact on its financial statements, because of the complexity of SFAS No. 133, the ultimate impact has not yet been determined.

MARKET RISK

      Our exposure to market risk for changes in interest rates is limited to the exposure related to our debt instruments which are tied to market rates. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We have invested in high-quality, investment-grade securities. As a result, we do not believe that we are subject to material market risk.

FACTORS THAT MAY EFFECT FUTURE RESULTS

WE HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS

     We were incorporated in 1993 and did not begin to generate meaningful revenues until 1995. Accordingly, we have only a limited operating history upon which you can evaluate our business and prospects. You must consider the risks and uncertainties frequently encountered by growth stage companies in new and rapidly evolving markets, such as electronic commerce. These risks include our ability to continue to:

o    sustain historical growth rates;
o    implement our business model;
o    attract new customers,
o    retain existing customers and maintain customer satisfaction;
o maintain our gross margins in the event of price competition or rising wholesale prices;
o    minimize technical difficulties and system downtime;
o    manage distribution of our direct marketing materials; and
o    attract, train and retain employees.

     If we are unsuccessful in addressing these risks and uncertainties, our business, financial condition and results of operations will be harmed.

WE HAVE A HISTORY OF LOSSES AND WE EXPECT LOSSES FOR THE FORESEEABLE FUTURE.

     Since our inception in 1993, we have incurred significant net losses, resulting primarily from costs related to developing our proprietary databases, establishing our brand, building our customer contact center, developing relationships with suppliers and attracting users to our website. At December 31, 1999, we had an accumulated deficit of approximately $19.1 million. Although we have experienced an increase in net product revenue each period, this growth may not be sustainable. Because of our plans to invest heavily in marketing and promotion, hire additional employees and enhance our website and operating infrastructure, we expect to incur increasing sales and marketing and general and administrative expenses. As a result, we will need to generate significantly higher revenues to achieve and maintain profitability, although we may be unable to do so. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater.

OUR STOCK PRICE MAY BE ADVERSELY AFFECTED BY SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

     Our revenues for the foreseeable future will remain primarily dependent on sales of mobile electronic devices, accessories, batteries and services through our website and our customer contact center. Although independent market research firms forecast that shipments of portable personal computers, the number of wireless subscribers and the market for accessories and batteries for mobile electronic devices will grow substantially over the next few years, we cannot be certain that this growth will actually occur or that our sales will grow at the same rate. We cannot forecast with any degree of certainty the extent of our sales of these products or services. We expect our operating results could fluctuate significantly from quarter to quarter as a result of various factors including:

o our ability to attract visitors to our website and convert them into customers;
o    the level of merchandise returns we experience;
o    changes and seasonal fluctuations in the buying patterns of our customers;
o    our inability to obtain adequate supplies of high-demand products;
o unanticipated cost increases or delays in shipping of our products, transaction processing, or production and distribution of our direct marketing materials;
o    unanticipated delays with respect to product introductions; and
o    the costs, timing and impact of our marketing and promotional initiatives.

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

ESTABLISHING THE iGo BRAND IS CRITICAL TO OUR SUCCESS

     During 1999 we launched our new iGo brand, and with a portion of the proceeds of our recent stock offerings we have begun to implement aggressive traditional and online marketing programs to promote our brand in order to attract visitors to our website. We believe that strengthening the iGo brand will be critical to the success of our business. We cannot be certain that our brand will attract new customers or retain existing customers. Additionally, our new iGo brand may cause confusion to current and potential customers, which may harm our business, financial condition and results of operations.

IF WE FAIL TO MANAGE EXPANSION EFFECTIVELY, OUR BUSINESS AND PROSPECTS COULD BE SERIOUSLY HARMED

     Our ability to execute our business model in a rapidly evolving market requires an effective planning and management process. At December 31, 1998, we had a total of 60 full-time employees and at December 31, 1999, we had a total of 169 full-time employees. Our recent acquisitions of Road Warrior International and Cellular Accessory Warehouse added an additional 12 employees to our organization. We plan to continue to hire additional employees and to expand our warehouse facilities. This growth has placed, and we expect our anticipated growth to continue to place, a significant strain on our management systems and resources. To manage our growth, we must successfully implement operational and financial systems and controls, properly integrate acquired businesses, and recruit, train and retain new employees. Some key members of our management team have recently been hired. These individuals have had little experience working in our organization. We cannot be certain that we will be able to integrate new executives or other employees into our organization effectively. In addition, there will be significant administrative burdens placed on our management team as a result of our status as a public company. If we do not manage growth effectively, our business, financial condition and results of operations could be harmed.

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

COMPETITION MAY DECREASE OUR MARKET SHARE, NET REVENUES AND GROSS MARGINS AND MAY CAUSE OUR STOCK PRICE TO DECLINE

     We believe the portable computing and mobile communications market is highly fragmented. In addition, the electronic commerce market in which we operate is new, rapidly evolving and highly competitive. We believe no single competitor competes directly with us with respect to all of the products and services we offer; however, we currently or potentially compete with a variety of companies in the sale of products in specific categories, including:

o    mobile products suppliers such as Targus;
o    mass merchant retailers such as Circuit City and CompUSA;
o    direct marketers such as Buy.com, Insight and Microwarehouse; and
o    traditional mobile device manufacturers such as Fujitsu and Toshiba.

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

THE FAILURE TO SUCCESSFULLY GROW, MANAGE AND USE OUR DATABASE OF CUSTOMERS AND USERS WOULD HARM OUR BUSINESS

     We intend to continually expand our database of customers, potential customers and website registrants to more effectively create targeted direct marketing offers. We seek to expand our customer database by using information we collect through our website and our customer contact center as well as from purchased or rented lists. We must also continually develop and refine our techniques for segmenting this information to maximize its usefulness. If we are unable to expand our customer database or if we fail to utilize this information successfully, our business model may not be successful. In addition, if federal or state governments enact privacy legislation resulting in the increased regulation of mailing lists, we could experience increased costs in complying with potentially burdensome regulations concerning the solicitation of consents to keep or add customer names to our mailing lists.

FAILURE OF OUR STRATEGIC RELATIONSHIPS TO ATTRACT CUSTOMERS COULD HARM OUR BUSINESS

     We intend to continue to establish, leverage and grow key strategic relationships with manufacturers, suppliers and electronic commerce partners to enable us to collect crucial product-specific information, ensure access to adequate product supply and acquire new customers. For example, we have entered into strategic relationships with the NEC Computer Systems Division, or NEC, IBM, and Motorola, that provide us with priority access to new products and gives us the ability to offer a more integrated electronic commerce solution for enterprises. In addition, we plan to establish additional online partnerships that create direct online links from other websites and from the portable computing and mobile communications areas of major Internet portals. For example, we recently entered into an agreement with Ariba, which enables customers to order our products from the Ariba purchasing system, and we recently launched our online affiliate program. We cannot be certain that any of these strategic relationships or partnerships will be successful in attracting new customers. In addition, the strategic relationship with Motorola is not subject to a written agreement and the agreements with Ariba and NEC may be terminated by any party at any time upon written notice. Furthermore, under our agreement with NEC we are currently obligated to purchase at least $4,000,000 of product per year, which requirement may be increased, decreased or waived by NEC at its discretion. Because our agreement with NEC was only recently established, it is uncertain whether we will meet or exceed the stated purchase obligation. The terms of one agreement with IBM require us to purchase at least $2,000,000 of product per year. If iGo fails to meet this purchase level, IBM has the discretion to allow iGo to cure before terminating the agreement. Also, either party may terminate the agreement with or without cause on three months written notice. Consequently, we cannot be certain that we will be able to maintain these strategic relationships in the future. If these programs fail to attract additional customers or we are unable to maintain these relationships, our business, financial condition and results of operations could be harmed.

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

FAILURE OF THIRD PARTY SUPPLIERS TO SHIP PRODUCTS DIRECTLY TO OUR CUSTOMERS COULD HARM OUR BUSINESS

     For the year ended December 31, 1999, approximately 25% of our total net revenues were from products shipped to our customers directly from our suppliers. The failure of these suppliers to continue to ship products directly to our customers or to ship products to our customers in a timely manner could result in lost revenues, customer dissatisfaction and damage to our reputation. In addition, if we could not depend on these suppliers to ship products to our customers directly, we would have to carry the products in our inventory, which would expose us to risks of excess inventory, outdated merchandise and increased warehouse costs, all of which could harm our business.

FAILURE OF THIRD-PARTY CARRIERS TO DELIVER OUR PRODUCTS TIMELY AND CONSISTENTLY COULD HARM OUR BUSINESS

     Our supply and distribution system is primarily dependent upon our relationships with United Parcel Service, Federal Express and AirborneExpress. We ship substantially all of our orders with these carriers. Because we do not have written agreements with these carriers that guarantee continued service, we cannot be sure that our relationships with these carriers will continue on terms favorable to us, or at all. If our relationship with one or more of these carriers is terminated or impaired, or if one or more of these carriers is unable to ship products for us, whether through labor shortage, slow down or stoppage, deteriorating financial or business conditions or for any other reason, we would be required to rely on the other carriers. These carriers may not be able to accommodate the increased shipping volume, in which case we may be required to use alternative carriers, with whom we may have no prior business relationship, for the shipment of products to our customers. We may be unable to engage an alternative carrier on a timely basis or upon terms favorable to us. Changing carriers would likely harm our business, financial condition and results of operations. Potential adverse consequences include:

o     reduced package tracking information;

o     delays in order processing and product delivery;

o     increased delivery costs, resulting in reduced gross margins; and

o reduced shipment quality, which may result in damaged products and customer dissatisfaction.

WE MAY NOT BE ABLE TO PROTECT AND ENFORCE OUR TRADEMARKS, INTERNET ADDRESSES AND INTELLECTUAL PROPERTY RIGHTS

      We seek to protect our brand and our other intellectual property through a combination of copyright, trade secret and trademark laws. Our iGo brand and our Internet address, WWW.IGO.COM, are important components of our business strategy. We have recently filed federal trademark applications for "iGo," and "iGo.com. " In July 1999, the United States Patent and Trademark Office, or PTO, preliminarily declined registration of "iGo", "iGo.com" and the iGo logo when used in connection with our services because, in the PTO examiner's opinion, there was a likelihood that if these marks were to be registered, they would be confused with a prior trademark registration for "IGO" that covers interactive teaching equipment (PTO Registration No. 2,086,551). In addition, the examiner requested non-substantive revisions to the identification and classification of services. Effective September 30, 1999, we acquired by assignment the rights to the registered mark (PTO Registration No. 2,086,551) cited by the PTO examiner and will record this assignment promptly with the PTO. We responded to the PTO's preliminary action on January 13, 2000. The PTO subsequently cited three additional marks ("GO.WEB," "GO.EDU" and "GO.NET") against the "IGO" marks on the ground that if these marks register, there may be a likelihood of confusion. Pending resolution of the cited applications, the "IGO" applications have been suspended. We intend to respond to these citations, arguing that there is no likelihood of confusion. We cannot guarantee that we will be able to secure registration of these marks.

     If we are unable to secure registration of these marks or otherwise obtain the right to use these marks under contract or common law, we may be required to stop using these marks. This could cause confusion to our customers and in the marketplace and harm our business, financial condition and results of operations. In addition, this could cause confusion to potential investors, which could cause the price of our common stock to decline. We are in the process of filing trademark applications for "iGo," "iGo.com" and our logo in various jurisdictions outside the United States. We cannot guarantee that we will be able to secure the registration of these trademarks in foreign countries, and this may affect our ability to do business in the countries where we currently conduct business or in to which we intend to expand.

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

THE LOSS OF OUR CURRENT TOLL-FREE TELEPHONE NUMBER AND ASSOCIATED RIGHTS COULD HARM OUR BUSINESS

     On July 19, 1999, the company from whom we purchased the rights to the 1-800-Batteries toll-free telephone number and name gave us notice that they believe we have failed to cure a material breach of our agreement with them. The notice also stated that they are terminating their agreement with us and demanding a return of their rights as well as unspecified monetary damages. At the same time, they made a demand for arbitration of the matter with the American Arbitration Association ("AAA") in Richmond, Virginia. We responded to their demand by formally denying their claims as well as challenging the location of the arbitration proceedings. Subsequently, AAA ruled that the arbitration would be held in Richmond, Virginia, and an arbitrator has been selected. Many of our customers may rely on the 1-800-Batteries phone number to reach our customer solutions representatives and to the extent that the arbitrator disagrees with our position and allows this agreement to terminate, we could be harmed, although it is difficult to estimate the extent or materiality of such harm.

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

     Although we have not had meaningful international revenues to date, we intend to increase our international sales efforts. International sales are subject to inherent risks and challenges that could affect our results of operations, including:

o    the need to develop new supplier relationships;

o    unexpected changes in international regulatory requirements and tariffs;

o    difficulties in staffing and managing foreign operations;

o    potential adverse tax consequences;

o price controls or other restrictions on, or fluctuations in, foreign currency; and

o    difficulties in obtaining export and import licenses.

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

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION

     We have recently bought and may again invest in or buy complementary businesses, products or technologies in the future. In the event of any investments or purchases, we could:

o issue stock that would dilute the percentage ownership of our current stockholders;

o    incur debt;

o    assume liabilities;

o incur amortization expenses related to goodwill and other intangible assets; or

o    incur large and immediate write-offs.

     These acquisitions could also involve numerous operational risks, including:

o    problems combining the purchased operations, products or technologies;

o    unanticipated costs;

o    diversion of management's attention away from our core business;

o adverse effects on existing business relationships with suppliers and customers;

o risks associated with entering markets in which we have no or limited prior experience; and

o potential loss of key employees, particularly those of the purchased organizations.

     We cannot assure you that we will be able to successfully integrate any businesses, products or technologies that we have acquired or might acquire in the future.

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

WE WOULD LOSE REVENUES AND INCUR SIGNIFICANT COSTS IF OUR SYSTEMS OR THOSE OF MATERIAL THIRD-PARTIES ARE NOT YEAR 2000 COMPLIANT

     The Year 2000 computer problem refers to the potential for system and processing failures of date-related data as a result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date represented as "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. It is generally believed that the full impact of the Year 2000 problem may not be known until late in the calendar year 2000.

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

     Damage to or destruction of our warehouse could result in loss of our inventory, which could harm our business, financial condition and results of operations.

     If all or most of the inventory in our warehouse were damaged or destroyed, we might be unable to replace the inventory in a timely manner and, as a result, be unable to process orders in a timely manner or at all. Approximately 75% of the products we sell come from the inventory in our warehouse. We cannot be certain that we would be able to replace the inventory as quickly as our customer orders demand, which may result in the loss of revenue and customers, which would harm our business, financial condition and results of operations.


                     RISKS RELATED TO THE INTERNET INDUSTRY

WE ARE DEPENDENT ON THE CONTINUED DEVELOPMENT OF THE INTERNET INFRASTRUCTURE

     Our industry is new and rapidly evolving. Our business would be harmed if Internet usage does not continue to grow. Internet usage may be inhibited for a number of reasons, including:

o    inadequate Internet infrastructure;

o    inconsistent quality of service; and

o    unavailability of cost-effective, high-speed service.

     If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, or its performance and reliability may decline. In addition, websites, including ours, have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. We anticipate that these outages or delays will occur from time to time in the future and, if they occur frequently or for extended periods of time, Internet usage, including usage of our website, could grow more slowly or decline.

OUR LONG-TERM SUCCESS DEPENDS ON THE DEVELOPMENT OF THE ELECTRONIC COMMERCE MARKET, WHICH IS UNCERTAIN

     Our future revenues substantially depend upon the widespread acceptance and use of the Internet as an effective medium of commerce by consumers. Demand for recently introduced products and services over the Internet is subject to a high level of uncertainty. Although independent market research firms forecast that the number of Internet users worldwide will grow substantially in the next few years, we cannot be certain that this growth will occur or that our sales will grow at the same rate. The development of the Internet as a viable commercial marketplace is subject to a number of risks including:

o potential customers may be unwilling to shift their purchasing from traditional vendors to online vendors;

o insufficient availability of or changes in telecommunications services could result in slower response times, which could delay the acceptance of the Internet as an effective commerce medium;

o    continued growth in the number of Internet users;

o    concerns about transaction security;

o    continued development of the necessary technological infrastructure;

o    development of enabling technologies; and

o    uncertain and increasing government regulations.

RAPID TECHNOLOGICAL CHANGE COULD RENDER OUR WEBSITES AND SYSTEMS OBSOLETE AND REQUIRE SIGNIFICANT CAPITAL EXPENDITURES

     The Internet and the electronic commerce industry are characterized by rapid technological change, sudden changes in customer requirements and preferences, frequent new product and service introductions incorporating new technologies and the emergence of new industry standards and practices that could render our existing websites and transaction processing systems obsolete. The emerging nature of these products and services and their rapid evolution will require that we continually improve the performance, features and reliability of our online services, particularly in response to competitive offerings. Our success will depend, in part, on our ability:

o    to enhance our existing products and services; and

o to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

WE COULD FACE LIABILITY FOR INFORMATION DISPLAYED ON AND COMMUNICATIONS THROUGH OUR WEBSITE

     We may be subject to claims for defamation, negligence, copyright or trademark infringement or other claims relating to the information we publish on our website. These types of claims have been brought, sometimes successfully, against Internet companies as well as print publications in the past. We also utilize email as a marketing medium, which may subject us to potential risks, such as:

o    liabilities or claims resulting from unsolicited email;

o    lost or misdirected messages; or

o    illegal or fraudulent use of email.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     Our financial statements are set forth in this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

      Effective January 1, 1999, Deloitte & Touche LLP was engaged as our independent accountants and replaced other auditors who were dismissed as our independent accountants on the same date. The decision to change accountants was approved by our board of directors. The report of Grant Thornton LLP on our financial statements for the year ended December 31, 1997 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to any uncertainty, audit scope or accounting principles. During the last two fiscal years through the date of our change in accountants, there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Grant Thornton, would have caused them to make reference thereto in any of their reports. Grant Thornton has not audited or reported on any of the financial statements included in this report. Prior to January 1999, we had not consulted with Deloitte & Touche LLP on items that involved our accounting principles or the form of audit opinion to be issued on our financial statements.


                                    PART III

     Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for our annual meeting of shareholders to be held June 1, 2000, which Proxy Statement will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A. Some of the information included in the Proxy Statement is incorporated herein by reference as detailed below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     The information required by this item regarding our executive officers is set forth in "Item 1 -- Business -- Executive Officers of iGo" in this Form 10-K. The information required by this item regarding our directors is incorporated by reference from the information under the caption "Proposal No. 1 Election of Directors" in our Proxy Statement. The information required by this item regarding compliance with Section 16 of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

     The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in our Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a)      The following documents are filed as part of this Report:

         (1)      Consolidated Financial Statements and Independent Auditors'
                  Report

                  Balance Sheets at December 31, 1999 and 1998

                  Statements of Operations, Years ended December 31, 1999, 1998 and 1997

                  Statements of Stockholders' Equity (Deficit), Years ended December 31, 1999, 1998 and 1997

                  Statements of Cash Flows, Years ended December 31, 1999, 1998, and 1997

                  Notes to Consolidated Financial Statements

         (2)      Consolidated Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts

                  Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

         (3)      Exhibits (numbered in accordance with Item 601 of Regulation
                  S-K)


           EXHIBIT
           NUMBER                         DESCRIPTION
           ------                         -----------

            3.1         Amended and Restated Certificate of Incorporation
            3.2(1)      Bylaws
            4.1(2)      Specimen Common Stock Certificate
            4.2(2)      Stock Subscription Warrant dated June 14, 1996
            4.3(2)      Warrant Agreement to Purchase Shares of Preferred Stock
                        dated June 23, 1999
            4.4(2)      Second Amended and Restated Registration Rights
                        Agreement dated as of July 30, 1999, between Registrant
                        and certain of its stockholders and a warrant holder
            10.1(2)     Amended and Restated 1996 Stock Option Plan
            10.2(2)(3)  1999 Employee Stock Purchase Plan
            10.3(2)(3)  Form of Indemnification Agreement

            10.4(2)(3)  Form of Change of Control Agreement (Model A)
            10.5(2)(3)  Form of Change of Control Agreement (Model B)
            10.6(2) Master Lease Agreement dated June 23, 1999, between iGo and Comdisco, Inc.
            10.7(2) Subordinated Loan and Security Agreement dated July 30, 1999, between iGo and Comdisco, Inc.
            10.8 Lease Agreement dated December 16, 1999 for the facilities at 9393 Gateway Drive, Reno, Nevada, between iGo and Dermody Family Limited Partnership I & Guila Dermody Turville
            10.9(2)(4)  NEC Computer Systems Division Authorized Reseller Master
                        Agreement Number 306552 dated June 23, 1999 between NEC Computer Systems Division and the Registrant and addendum thereto
            10.10(2) Ariba Supplier Link Program Memorandum of Understanding dated November 3, 1998, between Ariba Technologies, Inc. and iGo
            10.11 IBM Business Partner Agreement Distributor Profile dated November 15, 1999, between iGo and International Business Machines Corporation
            10.12 Agreement and Plan of Reorganization among iGo Corporation, ARI Acquisition Corp., AR Industries, Inc., and the Shareholders of AR Industries, Inc., dated as of January 11, 2000
            10.13(3) Settlement Agreement and Mutual Release dated January 12, 2000, between iGo and Robert Bauer
            10.14(3) Resignation Agreement dated March 3, 2000, between iGo and Lou Borrego
            10.15(3) Settlement Agreement and Mutual Release dated February 24, 2000, between iGo and Joe Bergeon
            10.16(3) Employment Agreement dated January 4, 2000, between Tom de Jong and CAW Products, Inc.
            10.17(3) Employment Agreement dated January 11, 2000, between Rod Hosilyk and AR Industries, Inc.
            21.1        Subsidiaries of iGo
            23.1        Consent of Deloitte & Touche LLP
            24.1        Power of Attorney (See Page F-19 of this Report)
            27.1        Financial Data Schedule

         (1) Incorporated by reference to Exhibit 3.4 filed with our Registration Statement on Form S-1, as amended (File No. 333-84723), which became effective on October 13, 1999.
         (2) Incorporated by reference to identically numbered exhibits filed with our Registration Statement on Form S-1, as amended (File No. 333-84723), which became effective on October 13, 1999.
         (3)      Management contract or compensatory plan or arrangement.
         (4) Confidential treatment has been granted or requested by order from the Securities and Exchange Commission with respect to certain portions of this Exhibit.

(b)      REPORTS ON FORM 8-K

         No Reports on Form 8-K were filed during the quarter ended December 31, 1999.


                                      iGo CORPORATION

                        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                   PAGE
                                                                                                   ----


Independent Auditors' Report..................................................................      F-2

Consolidated Financial Statements:

Balance Sheets, December 31, 1999 and 1998....................................................      F-3

Statements of Operations, Years Ended December 31, 1999, 1998 and 1997........................      F-4

Statements of Stockholders' Equity (Deficit), Years Ended December 31, 1999, 1998 and 1997....      F-5

Statements of Cash Flows, Years Ended December 31, 1999, 1998 and 1997........................      F-6

Notes to Consolidated Financial Statements....................................................      F-7


                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of iGo Corporation:

      We have audited the accompanying consolidated balance sheets of iGo Corporation and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial staements taken as a whole, presents fairly in all material respects the information set forth therein.



/S/ DELOITTE & TOUCHE LLP

Reno, Nevada
January 25, 2000


                                           iGo CORPORATION

                                     CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                          ------------
                                                                     1999             1998
                                                                     ----             ----
                            ASSETS
Current assets:
     Cash and cash equivalents........................              $ 57,363,630    $  2,504,351
     Accounts receivable, net.........................                 2,160,688         464,214
     Inventory, net...................................                 2,556,134       1,387,171
     Prepaid expenses.................................                 1,430,168         102,651
                                                                    -------------   -------------
          Total current assets........................                63,510,620       4,458,387
Property and equipment, net...........................                 3,521,891         997,156
Intangibles and other assets..........................                   634,474          80,135
                                                                    -------------   -------------
               Total..................................              $ 67,666,985    $  5,535,678
                                                                    =============   =============

             LIABILITIES AND STOCKHOLDERS' EQUITY
                           (DEFICIT)

Current liabilities:
     Accounts payable ................................              $  3,991,316    $    780,565
     Accrued liabilities..............................                 3,455,715         194,012
     Current portion of capital lease obligations
          and long-term debt..........................                   123,687          16,504
     Short-term note payable..........................                   165,005          20,787
                                                                    -------------   -------------
          Total current liabilities...................                 7,735,723       1,011,868
Deferred rent.........................................                        --          36,379
Long-term portion of capital lease obligations
    and long-term debt................................                   788,664          22,720
                                                                    -------------   -------------
          Total liabilities...........................                 8,524,387       1,070,967
                                                                    -------------   -------------

Commitments and contingencies (notes 5, 6, 7 and 12)


Mandatory redeemable preferred stock..................                        --       7,889,536
                                                                    -------------   -------------
Stockholders' equity (deficit):
     Common stock, $0.001 par value; 50,000,000
         and 17,332,500 shares authorized;
        20,119,052 and 6,590,646 shares issued
        and outstanding...............................                    20,119           6,591
     Additional paid-in capital.......................                80,067,254         300,002
     Deferred compensation............................                (1,805,332)       (187,534)
     Receivable from stockholder......................                   (52,228)        (46,364)
     Accumulated deficit..............................               (19,087,215)     (3,497,520)
                                                                    -------------   -------------
          Total stockholders' equity (deficit)........                59,142,598      (3,424,825)
                                                                    -------------   -------------
               Total..................................              $ 67,666,985    $  5,535,678
                                                                    =============   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                           iGo CORPORATION

                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                               ------------------------
                                                         1999              1998               1997
                                                         ----              ----               ----

Revenues:
     Net product revenue ...........................   $ 21,043,226    $ 12,318,092    $  7,421,631
     Development revenue ...........................             --         502,004         665,716
                                                       -------------   -------------   -------------
          Total net revenues .......................     21,043,226      12,820,096       8,087,347
Cost of goods sold .................................     14,793,185       8,602,057       5,320,218
                                                       -------------   -------------   -------------
Gross profit .......................................      6,250,041       4,218,039       2,767,129
                                                       -------------   -------------   -------------

Operating expenses:
     Sales and marketing ...........................     15,396,027       3,883,265       2,485,031
     Product development ...........................      1,543,910         510,762         112,851
     General and administrative ....................      4,657,138       1,666,329       1,076,350
                                                       -------------   -------------   -------------
          Total operating expenses .................     21,597,075       6,060,356       3,674,232
                                                       -------------   -------------   -------------
Loss from operations ...............................    (15,347,034)     (1,842,317)       (907,103)

Other income (expense):
     Interest income ...............................        719,964          35,953          21,852
     Interest expense ..............................       (111,786)        (90,144)         (2,931)
     Loss on disposal of assets ....................       (263,649)             --              --
     Miscellaneous income
        (expense) ..................................        (10,564)         10,290           2,131
                                                       -------------   -------------   -------------
Loss before provision for income
   taxes ...........................................    (15,013,069)     (1,886,218)       (886,051)
Provision for income taxes .........................             --              --              --
                                                       -------------   -------------   -------------
Net loss ...........................................    (15,013,069)     (1,886,218)       (886,051)
Preferred stock dividends ..........................             --        (246,678)       (140,434)
                                                       -------------   -------------   -------------
Net loss attributable to common
   stockholders ....................................   $(15,013,069)   $ (2,132,896)   $ (1,026,485)
                                                       =============   =============   =============
Net loss per share:
     Basic and diluted .............................   $      (1.01)   $      (0.36)   $      (0.19)
                                                       =============   =============   =============
Weighted-average shares outstanding:
     Basic and diluted .............................     14,817,915       5,997,546       5,543,562
                                                       =============   =============   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                                     iGo CORPORATION

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                    ADDITIONAL               RECEIVABLE
                                                    COMMON STOCK     PAID-IN     DEFERRED       FROM       ACCUMULATED
                                                 SHARES     AMOUNT   CAPITAL   COMPENSATION  STOCKHOLDER    DEFICIT       TOTAL
                                               ---------- -------- ------------ ------------ ----------  ------------- -------------
Balance, January 1, 1997 ...................... 6,285,600 $  6,286 $    83,566  $        --  $ (39,852)  $   (338,139) $   (288,139)
Net loss ......................................        --       --          --           --         --       (886,051)     (886,051)
Stock options exercised .......................    95,916       96       4,220           --         --             --         4,316
Accrued interest ..............................        --       --          --           --     (3,831)            --        (3,831)
Mandatory redeemable preferred stock dividends.        --       --          --           --         --       (140,434)     (140,434)
                                               ---------- -------- ------------ ------------ ----------  ------------- -------------
Balance, December 31, 1997 .................... 6,381,516    6,382      87,786           --    (43,683)    (1,364,624)   (1,314,139)
Net loss ......................................        --       --          --           --         --     (1,886,218)   (1,886,218)
Deferred compensation on stock options granted.        --       --     203,013     (203,013)        --             --            --
Compensation expense related to stock options .        --       --          --       15,479         --             --        15,479
Stock options exercised .......................   209,130      209       9,203           --         --             --         9,412
Accrued interest ..............................        --       --          --           --     (2,681)            --        (2,681)
Mandatory redeemable preferred stock dividends.        --       --          --           --         --       (246,678)     (246,678)
                                               ---------- -------- ------------ ------------ ----------  ------------- -------------
Balance, December 31, 1998 .................... 6,590,646    6,591     300,002     (187,534)   (46,364)    (3,497,520)   (3,424,825)
Net loss ......................................        --       --          --           --         --    (15,013,069)  (15,013,069)
Deferred compensation on stock options granted.        --       --   2,004,745   (2,004,745)        --             --            --
Compensation expense related to stock options .        --       --     (21,376)     386,947         --             --       365,571
Stock options and warrants exercised ..........   135,352      135      25,450           --         --             --        25,585
Accrued interest ..............................        --       --          --           --     (5,864)            --        (5,864)
Initial public offering, net .................. 5,750,000    5,750  62,549,266           --         --             --    62,555,016
Conversion of preferred stock ................. 7,643,054    7,643  15,209,167           --         --       (576,626)   14,640,184
                                               ---------- -------- ------------ ------------ ----------  ------------- -------------
Balance, December 31, 1999 ....................20,119,052 $ 20,119 $80,067,254  $(1,805,332) $ (52,228)  $(19,087,215) $ 59,142,598
                                               ========== ======== ============ ============ ==========  ============= =============


                                  The accompanying notes are an integral part of these
                                           consolidated financial statements.

                                                          F-5

                                                iGo CORPORATION

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEARS ENDED DECEMBER 31,
                                                                                ------------------------
                                                                        1999              1998              1997
                                                                        ----              ----              ----

Cash flows from operating activities:
  Net loss ........................................................   $(15,013,069)   $ (1,886,218)   $   (886,051)
    Adjustments to reconcile net loss to net cash used in operating activities:
    Compensation expense related to stock options .................        365,571          15,479              --
    Accrued interest on stockholder note receivable ...............         (5,864)         (2,681)         (3,831)
    Provisions for bad debt and inventory .........................        593,186         465,908         226,823
    Loss on sale leaseback and disposal of property and equipment .        263,649              --              --
    Depreciation and amortization .................................        539,745         137,148          48,305
    Changes in:
      Accounts receivable .........................................     (2,091,455)        139,820        (856,850)
      Inventory ...................................................     (1,367,168)       (399,281)       (752,465)
      Prepaid expenses ............................................     (1,116,717)        (40,699)         (1,802)
      Accounts payable, accrued liabilities and deferred rent .....      6,436,075        (976,996)      1,428,136
                                                                      -------------   -------------   -------------
        Net cash used in operating activities .....................    (11,396,047)     (2,547,520)       (797,735)
                                                                      -------------   -------------   -------------
Cash flows from investing activities:
  Acquisition of property and equipment ...........................     (3,207,653)       (838,622)       (108,698)
  Acquisition of intangibles and other assets .....................       (629,094)         (9,123)        (23,970)
                                                                      -------------   -------------   -------------
        Net cash used in investing activities .....................     (3,836,747)       (847,745)       (132,668)
                                                                      -------------   -------------   -------------
Cash flows from financing activities:
  Principal payments on short-term note and capital leases ........       (132,118)        (72,765)        (86,195)
  Proceeds from sale leaseback ....................................        702,376              --              --
  Proceeds from initial public offering, net ......................     62,555,016              --              --
  Proceeds from exercise of stock options and warrants ............         25,585           9,412           4,316
  Net proceeds from issuance of mandatory redeemable preferred
     stock: .......................................................      5,770,648       5,962,969              --
  Net proceeds from issuance of debt ..............................      1,170,566              --              --
                                                                      -------------   -------------   -------------
        Net cash provided by (used in) financing activities .......     70,092,073       5,899,616         (81,879)
                                                                      -------------   -------------   -------------
Net increase (decrease) in cash and cash equivalents ..............     54,859,279       2,504,351      (1,012,282)
Cash and cash equivalents, beginning of year ......................      2,504,351              --       1,012,282
                                                                      -------------   -------------   -------------
Cash and cash equivalents, end of year ............................   $ 57,363,630    $  2,504,351    $         --
                                                                      =============   =============   =============
Supplemental disclosure of cash flows information:
  Cash paid during the year for interest ..........................   $    111,786    $     90,144    $      2,931
                                                                      =============   =============   =============
Supplemental schedule of noncash investing and financing
  activities:
    Conversion of debt to preferred stock .........................   $    980,000    $         --    $         --
                                                                      =============   =============   =============
  Equipment acquired through capital leases .......................   $     45,720    $     18,993    $     41,830
                                                                      =============   =============   =============
    Mandatory redeemable preferred stock dividends accrued and
     mandatory conversion of preferred stock to common stock ......   $ 14,640,184    $    246,678    $    140,434
                                                                      =============   =============   =============
  Intangibles and other assets acquired with short-term notes .....   $         --    $     83,148    $         --
                                                                      =============   =============   =============
  Deferred compensation on stock options issued ...................   $  2,004,745    $    203,013    $         --
                                                                      =============   =============   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 iGo CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION

      iGo Corporation (formerly Battery Express, Inc.) (the "Company") was incorporated in California in 1993 and is headquartered in Reno, Nevada. The Company is a leading provider of hard-to-find, model-specific accessories and services for mobile electronic devices. Through its iGo.com website and customer solutions representatives, the Company enables businesses and individual consumers to efficiently identify, locate and purchase these products and services. The Company's proprietary relational databases of over 6,500 products from more than 350 suppliers combined with its comprehensive industry knowledge and service expertise, create a valuable one-stop solution for its customers.


STOCK SPLIT AND DELAWARE REINCORPORATION

      On August 30, 1999, the Company reincorporated in Delaware and effected a 6-for-1 share stock split. The number of shares issued and outstanding, the conversion factors for all series of preferred stock, stock option information, and per share information for all periods presented have been adjusted to reflect the stock split.


PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of iGo Corporation and its three wholly owned subsidiaries. The subsidiaries were formed for specific transactions, such as acquisitions. As of December 31, 1999 no subsidiaries had material transactions. All significant intercompany balances and transactions have been eliminated in consolidation.


INITIAL PUBLIC OFFERING

      On October 13, 1999, the Company conducted its initial public offering of 5,000,000 shares of its common stock and in November 1999 the underwriters exercised their over-allotment option of 750,000 shares, the net proceeds of which aggregated approximately $62.6 million. At the closing of the offering, all issued and outstanding shares of the Company's mandatory redeemable preferred stock were converted into an aggregate of 7,643,054 shares of common stock.


CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents, and such items are recorded at cost, which approximates fair market value.

INVENTORY

      Inventory is stated at the lower of first-in, first-out cost or market, and consists primarily of batteries and electronic accessories held for sale.


PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Depreciation is recorded under the straight-line method over the following estimated useful lives: leasehold improvements, the shorter of the estimated useful life or the remaining life of the lease; furniture and fixtures, four to seven years; and purchased software, four years. Costs of normal repairs and maintenance are charged to expense as incurred.


INTANGIBLES AND OTHER ASSETS

      The costs of trademarks, and copyrights acquired are being amortized on the straight-line method over their remaining lives ranging from one to 15 years. Amortization expense charged to operations in 1999, 1998 and 1997 was $65,605, $45,978 and $24,463, respectively.


INCOME TAXES

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss and tax credit carry forwards.


CONCENTRATIONS OF CREDIT RISK

      As of December 31, 1999, 1998, and 1997, there were no customers that represented a significant percentage of sales or accounts receivable. Concentrations with respect to trade receivables are limited due to the Company's large number of customers and their geographic and economic dispersion. Financial instruments that potentially subject the Company to credit risks consist primarily of cash accounts on deposit with banks, which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk related to cash or accounts receivable.


REVENUE RECOGNITION

      Sales of products, shipping fees and development revenues are recognized at the time merchandise is shipped to customers, net of any discounts and reserves for expected returns.


ADVERTISING AND PROMOTIONAL EXPENSES

      The Company expenses advertising and promotional costs as they are incurred. Advertising and promotional expenses for the years ended December 31, 1999, 1998 and 1997 were $10,409,528, $2,055,436 and $1,507,735, respectively.

RETIREMENT PLANS

      The Company provides a tax-qualified 401(k) retirement plan for the benefit of eligible employees. The plan is designed to provide employees with retirement funds on a tax-deferred basis and allows for discretionary matching by the employer. Currently, the Company does not match employee contributions.


STOCK-BASED COMPENSATION

      The Company accounts for its employee stock-based compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provides pro forma disclosures of material amounts, if any, in the notes to the consolidated financial statements, as if the measurement provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" had been adopted. The Company has adopted SFAS No. 123 for stock-based compensation related to nonemployees.


NET LOSS PER SHARE

      Net loss per share--basic and diluted, is computed using the weighted-average number of common shares outstanding during the period. Stock options and warrants were not included in the computations because they would have been antidilutive.


FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's financial instruments include: accounts receivable, accounts payable, notes payable and capital leases. The Company has estimated that the carrying amount of accounts receivable and accounts payable approximates fair value due to the short-term maturities of these instruments. The fair value of the Company's notes and capital leases approximates the carrying value. The fair value is based on management's estimate of current rates available to the Company for similar debt with the remaining maturity.


SEGMENT AND GEOGRAPHIC INFORMATION

      The Company operates in one principal business segment across domestic and international markets. International sales have been insignificant throughout the history of the Company. There were no transfers between geographic areas. Substantially all of the domestic operating results and identifiable assets are in the United States. There were no significant sales to any one customer or customers which would constitute a major customer or concentration of risk. Disclosure regarding revenues from external customers for each group of similar products and services has not been included because it is impracticable to do so.


CONCENTRATIONS OF CREDIT RISK

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of its holdings of cash and marketable securities. The Company's credit risk is managed by investing its cash and marketable securities in high-quality money markets instruments and securities of the U.S. government and its agencies and high-quality corporate issuers. At December 31, 1999, the Company has no significant concentration of credit risk.

LONG-LIVED ASSETS

      In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. To date, no such impairment has been indicated. Should there be an impairment in the future, the Company will measure the amount of the impairment based on undiscounted expected future cash flows from the impaired assets. The cash flow estimates that will be used will contain management's best estimates, using appropriate and customary assumptions and projections at the time.


PRODUCT DEVELOPMENT COSTS

      Product development costs include expenses incurred by the Company to develop, enhance, manage, monitor and operate the Company's website. Such website development costs are expensed as incurred.


USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Actual amounts could differ from those estimates.


RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000. Although the Company does not believe SFAS No. 133 will have a material impact on its consolidated financial statements, because of the complexity of SFAS No. 133, the ultimate impact of its adoption has not yet been determined.


RECLASSIFICATIONS

      Certain reclassifications have been made to the prior year financial statements to conform to the 1999 presentation.



2.    ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following at December 31:

                                                      1999           1998
                                                      -----          ----
          Trade receivables.......................  $ 2,725,263    $   633,808
          Allowance for bad debt..................     (564,575)      (169,594)
                                                    ------------   ------------
               Total accounts receivable, net.....  $ 2,160,688    $   464,214
                                                    ============   ============

3.    INVENTORY

      Inventory consists of the following at December 31:

                                                       1999           1998
                                                       ----           ----
          Products on hand.........................  $ 2,863,478    $ 1,496,310
          Inventory reserve........................     (307,344)      (109,139)
                                                     ------------   ------------
               Total inventory, net................  $ 2,556,134    $ 1,387,171
                                                     ============   ============


4.    PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:


                                                       1999           1998
                                                       ----           ----
          Leasehold improvements.....................$   364,681    $    37,418
          Furniture and equipment....................  2,212,404        498,956
          Purchased software.........................  1,318,193        615,598
          Accumulated depreciation and amortization..   (373,387)      (154,816)
                                                     ------------   ------------
               Total property and equipment, net.....$ 3,521,891    $   997,156
                                                     ============   ============


5.    LEASE COMMITMENTS

OPERATING LEASES

      The Company leases certain equipment under non-cancelable operating leases. Lease expense for all equipment operating leases was $859 for the years ended December 31, 1999, 1998, and 1997.

      The Company leases its facility under a non-cancelable operating lease, which was entered into in December 1999 and is effective through December 2014. All costs, including termination costs, associated with the Company's previous lease agreement have been fully recorded in 1999. The new lease requires monthly rental payments, which do not increase over the lease term. The Company records rent expense on a straight-line basis. The Company may extend the lease term for two additional five year periods. The Company recorded rent expense on the previous lease agreement for the years ended December 31, 1999, 1998 and 1997 of $138,334, $138,615 and $92,112, respectively.

The following is a schedule of the future minimum lease payments under the equipment and facility operating leases as of December 31, 1999:

          FISCAL YEAR
          2000.................................................  $ 840,859
          2001.................................................    840,787
          2002.................................................    840,000
          2003.................................................    840,000
          2004.................................................    840,000
          Thereafter...........................................  7,560,000
                                                               ------------
                                                               $11,761,646
                                                               ============

CAPITAL LEASES AND LONG-TERM DEBT

      The Company conducts a portion of its operations with equipment under leases, which have been capitalized. The leases are non-cancelable and expire on various dates through 2004. The capitalized value of the equipment is approximately $812,278, and the related accumulated amortization is $106,159, $13,547, and $3,600 as of December 31, 1999, 1998, and 1997, respectively. The Company has a note with an outstanding balance of $190,566 as of December 31, 1999. The note requires interest payments only through September 2000 at which time principal and interest payments are due through maturity in August 2002. The following is a schedule of the future minimum payments under capital leases and long-term debt as of December 31, 1999 (see Note 7):

          FISCAL YEAR
          2000.......................................................$  253,022
          2001.......................................................   683,877
          2002.......................................................   186,562
          2003.......................................................    11,565
          2004.......................................................    11,565
                                                                     -----------
                                                                      1,146,591
          Amount representing interest...............................  (234,240)
                                                                     -----------
          Net present value of future minimum lease payments.........   912,351
          Current portion of capital lease obligation................  (123,687)
                                                                     -----------
          Noncurrent portion of capital lease obligations............$  788,664
                                                                     ===========


6.    LINE OF CREDIT

      In September 1999, the Company entered into a $500,000 line of credit with Wells Fargo Bank, funds from which are to be used for general working capital expenditures. This line of credit is secured by receivables, inventory, and intangibles. Interest is payable monthly at a rate of 1.75% above the prime rate (9.50% as of December 31, 1999), and all outstanding principal is due upon expiration of the line of credit. As of December 31, 1999, no amounts were outstanding on this line of credit.


7.    LEASE LINE OF CREDIT

      On June 28, 1999, the Company signed a $2.0 million equipment lease line of credit with a leasing company. The line may be used to finance equipment purchases. A portion of the line was used in a sale leaseback transaction of certain computer hardware and software owned by the Company. The lease was recorded as a capital lease, and resulted in a loss of $219,137 recorded in the Company's statement of operations for the year ended December 31, 1999.

      In connection with this line, the Company issued a warrant to the leasing company to purchase 16,132 shares of Series C at an exercise price of $6.82. The warrant expires three years following the initial public offering.

8.    SUBORDINATED CONVERTIBLE DEBT

      On July 30, 1999, the Company entered into a $3.5 million subordinated convertible debt agreement with a leasing company. Amounts borrowed under such agreement bear interest at an annual rate of 11%. Interest only is payable for the first 12 months, then principal and interest for the final 24 months. On August 6, 1999, the Company drew down $1,167,000 under this agreement.

      On September 10, 1999 the leasing company converted $980,000 of the $1,167,000 outstanding subordinated convertible debt into 124,982 shares of the Series C preferred stock.


9.    INCOME TAXES

      The provision for income taxes recognized for the years ended December 31 consists of the following:

                                                                             1999          1998          1997
                                                                             ----          ----          ----
          Tax benefit at U.S. statutory rates...........................  $ 5,104,444   $   734,529   $   301,259
          Other items...................................................       (5,974)       (5,708)       (4,117)
          Deductible IPO fees...........................................      128,185            --            --
          Difference in prior year estimated income taxes...............     (310,631)           --            --
          Stock options.................................................     (131,562)       (5,263)           --
          Increase in valuation allowance...............................   (4,784,462)     (723,558)     (297,142)
                                                                          ------------  ------------  ------------
          Tax benefit...................................................  $        --   $        --   $        --
                                                                          ============  ============  ============

      The following summarizes the effect of deferred income tax items and the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax items composing the Company's net deferred tax asset as of December 31 are as follows:

                                                                             1999           1998
                                                                             ----           ----
          Current deferred tax asset:
             Accrued liabilities.......................................... $   374,145    $   183,863
             Other........................................................         272             --
          Current deferred tax liability:
             Prepaid expenses.............................................    (384,921)            --
          Valuation allowance.............................................      10,504       (183,863)
                                                                           ------------   ------------
          Net current deferred tax asset..................................          --             --
          Non-current deferred tax asset:
             Net operating loss...........................................   5,924,855        943,067
             Other........................................................       1,487         13,037
          Non-current deferred tax liability:
             Difference between book and tax basis of fixed asset and
               intangibles................................................     (57,153)       (65,744)
          Valuation allowance.............................................  (5,869,189)      (890,360)
                                                                           ------------   ------------
          Net non-current deferred tax asset..............................          --             --
                                                                           ------------   ------------
          Net deferred tax asset.......................................... $        --    $        --
                                                                           ============   ============

      Due to the uncertainty of the realization of certain tax carryforward items, a valuation allowance has been established in the aggregate amount of $5,858,685 and $1,074,223, at December 31, 1999 and 1998, respectively.
Realization of a significant portion of the assets offset by the valuation allowance is dependent on the Company generating sufficient taxable income prior to the expiration of the loss and credit carryforwards. As of December 31, 1999 and 1998, the Company had net operating loss carryforwards of approximately $17,426,000 and $2,758,000, respectively, available to offset future taxable income, which are available through 2019. The availability of the loss and credit carryforwards may be subject to further limitation under Section 382 and 383 of the Internal Revenue Code in the event of a significant change of ownership.

10.   EQUITY SECURITIES

MANDATORY REDEEMABLE PREFERRED STOCK

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

      On July 30, 1999, the Company received gross proceeds of approximately $5.8 million on the sale of 850,572 shares of Series C mandatory redeemable preferred stock ("Series C") at $6.82 per share. The Series C shareholders had the same rights, preferences, and privileges as the Series A and Series B shareholders .

      No dividends were declared or paid as of December 31, 1999. The Company recorded accrued dividends on Series A of $140,434 during the year ended December 31, 1997 and $152,011 and $94,667 on Series A and Series B, respectively, during the year ended December 31, 1998. The Company recorded accrued dividends of $122,176, $373,042 and $81,409 on Series A, Series B and Series C, respectively, during the year ended December 31, 1999.

      On October 13, 1999, the Company conducted an initial public offering of 5,750,000 shares of its common stock at a price of $12.00 per share, including 750,000 shares available for sale to the underwriters upon the exercise of their over-allotment option. All shares of Series A, B and C automatically converted into common stock upon the consummation of the offering.


WARRANTS

      In connection with the issuance of Series A, the Company issued warrants for the purchase of 81,000 shares of its common stock at $0.445 per share. The warrants expire on June 14, 2003. As of December 31, 1999, 40,500 shares of the warrants were converted into common stock. The Company has reserved 56,632 and 81,000 shares of common stock for issuance under outstanding warrants as of December 31, 1999 and 1998, respectively (see Note 7).


ISSUANCE OF UNVESTED COMMON STOCK AND STOCKHOLDER LOAN

      In connection with the issuance of Series A to an investor group, the Company issued 885,600 shares of common stock to its president at $0.05 per share in exchange for a note receivable of $39,852. These shares vest to the president only upon the successful achievement of certain sales and profitability performance goals or upon a sale of the Company at a price sufficient to meet a specified internal rate of return criteria. At the conclusion of the performance period, any unvested shares may be repurchased by the Company, at the Company's discretion, at the original issuance price of the stock. At December 31, 1999, the president had vested in 100% of the shares issued under this arrangement.

      The stockholder loan calls for interest to be accrued at 6% and is due upon the sale of the Company or, if no sale occurs, on June 13, 2003. The stockholder loan is secured by the stock issued under this arrangement and the Company has recourse against the stockholder.


11.   STOCK OPTION PLAN

      The Company has a stock option plan under which the Board of Directors has reserved an aggregate of 3,256,800 shares of common stock for issuance. Under the plan, the Company may grant incentive stock options to employees and non-qualified stock options to employees, directors, and consultants.

      Incentive stock options may be granted at a price not less than the estimated fair market value of the common stock (110% of estimated fair value for options granted to stockholders of 10% or more of the voting stock) at the date of grant. Options are exercisable over periods not to exceed ten years from the date of grant (five years for stockholders owning 10% or more of common stock). Non-qualified options may be granted at a price not less than 85% of the estimated fair market value of the common stock at the date of grant and are exercisable over periods not to exceed ten years. Options can be exercised at any time following grant. The Company has the right to repurchase at the option exercise price shares that have not vested. Options granted to date vest over a four-year term, with 25% of the options vesting after the first year and the remaining options vesting on a monthly basis thereafter.

      Stock option activity under the plan is as follows:

                                                           NUMBER      WEIGHTED-AVERAGE
                                                         OF OPTIONS     EXERCISE PRICE
                                                         ----------     --------------
          Balance, January 1, 1997....................      797,118             $ 0.05
               Granted................................      309,000               0.05
               Exercised..............................      (95,916)              0.05
               Forfeited..............................     (347,202)              0.05
                                                         -----------            ------
          Balance, December 31, 1997..................      663,000               0.05
               Granted................................      409,878               0.16
               Exercised..............................     (209,130)              0.05
               Forfeited..............................     (228,870)              0.05
                                                         -----------            ------
          Balance, December 31, 1998..................      634,878               0.12
               Granted................................      840,324               1.87
               Exercised..............................      (94,852)              0.10
               Forfeited..............................      (36,000)              0.83
                                                         -----------            ------
          Balance, December 31, 1999..................    1,344,350             $ 1.19
                                                         ===========            ======

The following table summarizes information about stock options outstanding at December 31, 1999:


                                          STOCK OPTIONS OUTSTANDING               STOCK OPTIONS EXERCISABLE
                                          -------------------------               -------------------------
                                      WEIGHTED-AVERAGE       WEIGHTED-            NUMBER            WEIGHTED-
      EXERCISE          OPTIONS           REMAINING           AVERAGE           OF OPTIONS           AVERAGE
       PRICE          OUTSTANDING     CONTRACTUAL LIFE     EXERCISE PRICE      EXERCISABLE       EXERCISE PRICE
       -----          -----------     ----------------     --------------      -----------       --------------

    $   0.04            259,248          8.2 years            $   0.04             24,765           $   0.04
        0.20            581,628          8.9 years                0.20             15,202               0.20
        0.83             52,500          9.4 years                0.83                  0               0.83
        5.49            142,662          9.7 years                5.49                  0               5.49
        3.97            236,312          9.5 years                3.97                  0               3.97
        5.09             72,000          9.6 years                5.09                  0               5.09
                      ---------
                      1,344,350
                      =========

      The Company applies the provisions of APB No. 25 and related interpretations in accounting for its stock options. For years ended 1997 and 1998, because the compensation cost for the Company's stock options determined based on the fair value at the grant dates for awards consistent with the method prescribed by SFAS No. 123 does not differ significantly from the compensation cost recorded pursuant to the provisions of APB No. 25, pro forma loss per share is not presented. For year ended 1999, had the Company recorded stock-based compensation cost consistent with the provisions of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts included in the table below. The below paragraph discloses the weighted-average assumptions used in estimating the fair value of stock options using the Black-Scholes option valuation model and the weighted-average fair value of the stock options granted. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Additionally, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based compensation has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock-based compensation.

      The weighted average fair value of options granted during 1999, 1998 and 1997 was estimated at $4.48, $3.05 and $0.32 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants: risk-free interest rates of 5.9%, 4.6% and 5.7% in 1999, 1998 and 1997, respectively; dividend yield of 0%; expected lives of four years in 1999, 1998 and 1997; and volatility of 133.5% in 1999 and no expected volatility (because the Company's stock had not been publicly traded) in 1998 and 1997.

          DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS               1999
          ----------------------------------------------               ----
          Net loss - as reported.................................... $ (15,013)
          Net loss - pro forma......................................   (15,236)

          Basic and diluted loss per share - as reported............ $   (1.01)
          Basic and diluted loss per share - pro forma..............     (1.03)

      The Company recorded deferred compensation during 1999 and 1998 aggregating $2,004,745 and $203,013, respectively, related to stock options. Compensation expense for 1999 and 1998 totaled $365,571 and $15,479, respectively. The remaining balance of deferred compensation at December 31, 1999 will be recognized as expense over the remaining vesting periods of the options as follows:

          2000.......................................................$  548,040
          2001.......................................................   545,177
          2002.......................................................   523,564
          2003.......................................................   188,551
                                                                     -----------
                                                                     $1,805,332
                                                                     ===========

      Deferred compensation was computed as the difference between the deemed fair value of the common stock and the option exercise price at the date of grant of the options. Deemed fair value was derived from prices paid by independent investors in the Series A and Series B and Series C financings.


12.   LEGAL PROCEDINGS

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


13.   MARKETING AND STRATEGIC RELATIONSHIPS

      During June 1999, the Company entered into a strategic sourcing and marketing relationship with the NEC Computer Systems Division ("NEC"). Under such agreement with NEC, the Company is obligated to purchase at least $4,000,000 of product per year, which requirement may be increased, decreased or waived by NEC in its discretion. This agreement may be terminated by either party at any time upon written notice. Because the agreement with NEC was only recently established, it is uncertain whether the Company will meet or exceed the stated purchase obligation.

      During June 1999, the Company also initiated an affiliate program that provides for the payment of a seven percent to fifteen percent commission to other web sites that register to participate in the program and refer customers that place orders. The commission is calculated based on the annual revenue derived from these customers and will be recorded as sales and marketing expenses at the time the merchandise is shipped.

      In November 1999, we entered into a strategic referral and sourcing relationship with IBM, one of the premier manufacturers of laptops. This relationship is evidenced by a series of agreements between iGo and IBM. The agreements establish iGo as the exclusive distribution partner under the options continuation program. Under the terms of the agreements, IBM exclusively refers customers in need of mobile accessories for legacy ThinkPad and WorkPad products directly to iGo. The agreements provide for both direct links from the IBM website and live telephone transfers. In addition, we have a tier-one direct purchasing relationship with IBM for mobile options. This allows us to buy ThinkPad and WorkPad accessories directly from IBM and gives us access to certain of IBM offshore accessory suppliers. We plan to replicate this program with several of the top laptop manufacturers to continue to expand and update our product and compatibility databases and to increase high gross margin sales.

      In January 2000, we were selected by AT&T as one of the first e-commerce direct distributors of the AT&T Digital One Rate plan for cellular phones. The agreement allows us to ship fully activated phones to any corporate or consumer customer thorough out the United States.

      We have been approved as a launch partner for the new Ariba enterprise purchasing system. This electronic commerce-based system allows global enterprises to automate the requisition, approval, purchasing and delivery of supplies and services. Our relationship with Ariba enables their customers to quickly and easily order our entire range of products from within the Ariba purchasing system. We plan to leverage this relationship with Ariba to further penetrate enterprises worldwide with our solution. In February 1999, we further expanded our business to business capabilities by partnering with Intelisys Electronic Commerce, Inc to make the iGo product offering available to the 3 million small and medium size businesses that are part of the Intelisys' purchasing community. Our presence on the online purchasing portals was further expanded in March 1999, when we formed a strategic alliance with Purchase Pro.

      Our strategic relationship with Motorola allowed us early access to the Motorola StarTAC(R) Clip-on Organizer for Motorola's StarTAC(R) telephone. Our relationship with Motorola also includes product sourcing for our iGo-branded products. Motorola is currently designing and manufacturing a number of cellular phone batteries exclusively for iGo.

      Our strategic relationship with Motorola is not subject to a formal written agreement, and our agreements with NEC and Ariba are terminable by either party at any time upon written notice. In addition, under our agreement with NEC we are currently obligated to purchase at least $4,000,000 of product per year, which requirement may be increased, decreased or waived by NEC at its discretion. The terms of the agreement with IBM require us to purchase at least $2,000,000 of product per year. Because our agreement with NEC and IBM were only recently established, it is uncertain whether we will meet or exceed the stated purchase obligations. Consequently, these relationships will continue to evolve over time. We can provide no assurance that these relationships will continue on their current terms or at all.


14.   SUBSEQUENT EVENTS

ACQUISITIONS

      On January 4, 2000, the Company acquired CAW Products, Inc., d.b.a. Cellular Accessory Warehouse, for $353,458 comprised of $100,000 in cash and $253,458 in common stock (29,167 shares of common stock having a market value of $8.69 per share on the closing date of the transaction). Additionally, on January 11, 2000, the Company acquired AR Industries Inc., d.b.a. Road Warrior International, for $2,704,167 comprised of $750,000 in cash and $1,954,167 in common stock (279,167 shares of common stock having a market value of $7.00 per share on the closing date of the transaction). Road Warrior is a designer and distributor of laptop connectivity and power products, as well as model-specific laptop hard drive upgrades. Cellular Accessory Warehouse is a distributor of model-specific cellular accessories. The purchase method of accounting will be used for both transactions.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Reno, Nevada on this 29th day of March, 2000.

                                  iGo CORPORATION


                                  By: /s/ Mick Delargy
                                      ----------------------------------------
                                      Mick Delargy
                                      Senior Vice President, Finance and
                                        Business Development, Chief Financial
                                        Officer and Secretary


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ken Hawk and Mick Delargy, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.



                SIGNATURE                                       TITLE                             DATE
                ---------                                       -----                             ----


  /s/  Ken Hawk                          Chairman of the Board, President, Chief Executive     March 29, 2000
  ---------------------------------      Officer and Chief Energizing Officer
             (Ken Hawk)                  (Principal Executive Officer)

  /s/  Mick Delargy                      Senior Vice President, Finance and Business           March 29, 2000
  ---------------------------------      Development, Chief Financial Officer and Secretary
             (Mick Delargy)              (Principal Financial and Accounting Officer)

  /s/  Darrell Boyle                     Director                                              March 29, 2000
  ---------------------------------
             (Darrell Boyle)

  /s/  David Callard                     Director                                              March 29, 2000
  ---------------------------------
             (David Callard)

  /s/  Peter Gotcher                     Director                                              March 29, 2000
  ---------------------------------
             (Peter Gotcher)


                                                  SCHEDULE II
                                       VALUATION AND QUALIFYING ACCOUNTS

                                     BALANCE AT
                                    BEGINNING OF                        ACCOUNTS WRITTEN    BALANCE AT END
                                       PERIOD           PROVISIONS             OFF            OF PERIOD
                                 ------------------ ------------------ ------------------ -----------------
ALLOWANCE FOR BAD DEBT:
    Year ended 12/31/99            $   169,594         $   718,677        $   323,696         $   564,575
                                   ===========         ===========        ===========         ===========
    Year ended 12/31/98            $   127,613         $   356,769        $   314,788         $   169,594
                                   ===========         ===========        ===========         ===========
    Year ended 12/31/97            $    47,000         $   226,823        $   146,210         $   127,613
                                   ===========         ===========        ===========         ===========

ALLOWANCE FOR SALES RETURNS:
    Year ended 12/31/99            $   236,809         $    (2,706)       $    87,171         $   146,932
                                   ===========         ===========        ===========         ===========
    Year ended 12/31/98            $    62,937         $ 1,968,599        $ 1,794,727         $   236,809
                                   ===========         ===========        ===========         ===========
    Year ended 12/31/97            $     7,183         $   559,246        $   503,492         $    62,937
                                   ===========         ===========        ===========         ===========

INVENTORY RESERVE:
    Year ended 12/31/99            $   109,139         $   356,614        $   158,409         $   307,344
                                   ===========         ===========        ===========         ===========
    Year ended 12/31/98            $         0         $   109,139        $         0         $   109,139
                                   ===========         ===========        ===========         ===========
    Year ended 12/31/97            $         0         $         0        $         0         $         0
                                   ===========         ===========        ===========         ===========
