Form 10-Q
period 2000-03-31
IGO CORP
filed 2000-05-12
CIK 1073773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000


                             Commission file number:
                                    000-27021


                                 iGo CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     94-3174623
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


                                    KEN HAWK
                      PRESIDENT AND CHIEF EXECUTIVE OFFICER
                      9393 GATEWAY DRIVE RENO, NEVADA 89511
                    (Address of principal executive offices)


                                (775) 746 - 6140
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


                 Shares outstanding of each of the registrant's
                  classes of common stock as of April 30, 2000


              Class                            Outstanding as of April 30, 2000
              -----                            --------------------------------
  Common stock, $0.001 par value                          20,855,023


                                 iGo CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I         FINANCIAL INFORMATION

               Item 1         Condensed Consolidated Financial Statements

                              Condensed Consolidated Balance Sheets as of March 31, 2000
                              and December 31, 1999                                                                 3

                              Condensed Consolidated Statements of Operations for the
                              Three-Month Periods Ended March 31, 2000 and 1999                                     4

                              Condensed Consolidated Statements of Cash Flows for the
                              Three-Month Periods Ended March 31, 2000 and 1999                                     5

                              Notes to Condensed Consolidated Financial Statements                                  6

               Item 2         Management's Discussion and Analysis of Financial Condition
                              and Results of Operations                                                             9

                              Factors That May Effect Future Results                                               13

               Item 3         Quantitative and Qualitative Disclosures About Market Risk                           23


PART II        OTHER INFORMATION                                                                                   24

               Item 1         Legal Proceedings

               Item 2         Changes in Securities and Use of Proceeds

               Item 3         Defaults Upon Senior Securities

               Item 4         Submission of Matters to a Vote of Securities Holders

               Item 5         Other Information

               Item 6         Exhibits and Reports on Form 8-K


SIGNATURES                                                                                                         26


                                                     iGo CORPORATION

                                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                          MARCH 31, 2000 AND DECEMBER 31, 1999


DOLLARS IN THOUSANDS                                                                               MARCH 31,           DECEMBER 31,
                                                                                                     2000                  1999
                                                                                                ------------           ------------
ASSETS

Current assets:
     Cash and cash equivalents .....................................................            $    46,027            $    57,364
     Accounts receivable, net ......................................................                  2,172                  2,161
     Inventory, net ................................................................                  4,155                  2,556
     Prepaid expenses ..............................................................                    606                  1,430
                                                                                                ------------           ------------
          Total current assets .....................................................                 52,960                 63,511
Property and equipment, net ........................................................                  3,869                  3,522
Intangibles and other assets, net ..................................................                  5,502                    634
                                                                                                ------------           ------------
               Total ...............................................................            $    62,331            $    67,667
                                                                                                ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..............................................................            $     6,022            $     3,991
     Accrued liabilities ...........................................................                  1,836                  3,456
     Current portion of capital lease obligations
          and long-term debt .......................................................                    101                    124
     Short-term note payable .......................................................                    141                    165
                                                                                                ------------           ------------
          Total current liabilities ................................................                  8,100                  7,736
Long-term portion of capital lease obligations
    and long-term debt .............................................................                    741                    788
                                                                                                ------------           ------------
          Total liabilities ........................................................                  8,841                  8,524
                                                                                                ------------           ------------
Commitments and contingencies (note 5 )

Stockholders' equity:
     Common stock, $0.001 par value; 50,000,000
          shares authorized; 20,833,774 and
          20,119,052 shares issued and outstanding .................................                     21                     20
     Additional paid-in capital ....................................................                 82,563                 80,067
     Deferred compensation .........................................................                 (1,745)                (1,805)
     Receivable from stockholder ...................................................                    (55)                   (52)
     Accumulated deficit ...........................................................                (27,294)               (19,087)
                                                                                                ------------           ------------
          Total stockholders' equity ...............................................                 53,490                 59,143
                                                                                                ------------           ------------
               Total ...............................................................            $    62,331            $    67,667
                                                                                                ============           ============



The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                  iGo CORPORATION

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999


DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)                                      THREE-MONTH PERIODS ENDED
                                                                                 MARCH 31,          MARCH 31,
                                                                                   2000                1999
                                                                               ------------        ------------

Revenues:
     Net product revenue ...............................................       $     7,604         $     3,478
Cost of goods sold .....................................................             5,225               2,274
                                                                               ------------        ------------
Gross profit ...........................................................             2,379               1,204
                                                                               ------------        ------------

Operating expenses:
     Sales and marketing ...............................................             6,712               2,194
     Product development ...............................................             1,544                 210
     General and administrative ........................................             2,252                 745
     Merger and acquisition costs, including amortization
       of goodwill and other purchased intangibles .....................               641                  --
                                                                               ------------        ------------
          Total operating expenses .....................................            11,149               3,149
                                                                               ------------        ------------
Loss from operations ...................................................            (8,770)             (1,945)

Other income (expense):
     Interest income ...................................................               588                  24
     Interest expense ..................................................               (32)                 (3)
     Miscellaneous income ..............................................                 7                  --
                                                                               ------------        ------------
Loss before provision for income
   taxes ...............................................................       .    (8,207)             (1,924)
Provision for income taxes .............................................                --                  --
                                                                               ------------        ------------
Net loss ...............................................................            (8,207)             (1,924)
Preferred stock dividends ..............................................                --                (162)
                                                                               ------------        ------------
Net loss attributable to common
   stockholders ........................................................       $    (8,207)        $    (2,086)
                                                                               ============        ============
Net loss per share:
     Basic and diluted .................................................       $     (0.40)        $     (0.33)
                                                                               ============        ============
Weighted-average shares outstanding:
     Basic and diluted .................................................        20,563,358           6,342,246
                                                                               ------------        ------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                  iGo CORPORATION

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

DOLLARS IN THOUSANDS                                                                                   THREE-MONTH PERIODS ENDED
                                                                                                      MARCH 31,          MARCH 31,
                                                                                                        2000                1999
                                                                                                    ------------        ------------
Cash flows from operating activities:
  Net loss .....................................................................................    $    (8,207)        $    (1,924)
    Adjustments to reconcile net loss to net cash used in operating activities:
    Compensation expense related to stock options ..............................................             60                  42
    Accrued interest on stockholder note receivable ............................................             (3)                 (1)
    Provisions for bad debt and inventory ......................................................            663                 391
    Loss on disposition of assets ..............................................................             17                  --
    Depreciation and amortization ..............................................................            243                  83
    Amortization of goodwill ...................................................................            377                  --
    Changes in:
      Accounts receivable ......................................................................            270              (1,569)
      Inventory ................................................................................         (1,460)               (320)
      Prepaid expenses and other assets ........................................................            733                  25
      Accounts payable, accrued liabilities and deferred rent ..................................         (1,632)              1,170
                                                                                                    ------------        ------------
        Net cash used in operating activities ..................................................         (8,939)             (2,103)
                                                                                                    ------------        ------------
Cash flows from investing activities:
  Acquisition of property and equipment ........................................................           (583)               (368)
  Acquisition of businesses ....................................................................         (2,010)                 --
                                                                                                    ------------        ------------
        Net cash used in investing activities ..................................................         (2,593)               (368)
                                                                                                    ------------        ------------
Cash flows from financing activities:
  Principal payments on short-term note and capital leases .....................................            (94)                (25)
  Net proceeds from borrowings under line of credit ............................................             --               1,015
  Proceeds from exercise of stock options ......................................................            289                  --
                                                                                                    ------------        ------------
        Net cash provided by financing activities ..............................................            195                 990
                                                                                                    ------------        ------------
Net decrease in cash and cash equivalents ......................................................        (11,337)             (1,481)
Cash and cash equivalents, beginning of period .................................................         57,364               2,504
                                                                                                    ------------        ------------
Cash and cash equivalents, end of period .......................................................    $    46,027         $     1,023
                                                                                                    ============        ============
Supplemental disclosure of cash flows information:

  Cash paid during the year for interest .......................................................    $        32         $         3
                                                                                                    ============        ============
  Common stock issued in connection with acquisitions ..........................................    $     2,208         $        --
                                                                                                    ============        ============
  Net liabilities acquired in acquisition ......................................................    $       960         $        --
                                                                                                    ============        ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 iGo CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         iGo Corporation (formerly Battery Express, Inc.) (the "Company") was incorporated in California in 1993 and is headquartered in Reno, Nevada. iGo Corporation (NASDAQ: IGOC) is a leading provider of business-to-business (B2B) electronic commerce solutions for the mobile and wireless industry. Our solutions include model specific accessories such as batteries, adapters, port replicators and chargers to outfit thousands of models of laptops and cell phones along with cellular service and wireless Internet access. iGo's comprehensive industry knowledge, service expertise, strategic alliances and comprehensive cross reference database enables mobile e-commerce for buyers, suppliers and mobile technology users. iGo's industry leading alliances and business partners include companies such as Ariba Inc., AT&T Wireless, IBM, MapQuest.com, NEC Computers, Inc. and PurchasePro.com. Through the iGo.com website and corporate solutions representatives, iGo enables more than half of the FORTUNE 500 to efficiently purchase and receive mobile products and services overnight. iGo's products and services are available via the Internet (www.iGo.com) and iGo's mobile sales specialists (24 hours a day, 7 days a week) at 1-800-228-8374.

BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements for the three-month periods ended March 31, 2000 and 1999 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain interim information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial condition, results of operations, and cash flows have been included. The results of operations for the interim periods should not be considered indicative of results for any other interim period or for a full calendar year. These financial statements should be read in conjunction with the financial statements, and notes thereto, in the Company's Form 10-K for the year ended December 31, 1999. Certain of the 1999 amounts included herein have been reclassified to be consistent with the 2000 condensed consolidated financial statements.

PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of iGo Corporation and its wholly owned subsidiaries. The subsidiaries were formed for specific transactions, such as acquisitions. All significant intercompany balances and transactions have been eliminated in consolidation.

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


2.   ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following at March 31, 2000 and December 31, 1999:

DOLLARS IN THOUSANDS                                    MARCH 31,   DECEMBER 31,
                                                          2000          1999
                                                      ------------  ------------
     Trade receivables ..........................     $     2,998   $     2,726
     Allowance for bad debt .....................            (826)         (565)
                                                      ------------  ------------
          Total accounts receivable, net ........     $     2,172   $     2,161
                                                      ============  ============


3.   INVENTORY

         Inventory consists of the following at March 31, 2000 and December 31, 1999:

DOLLARS IN THOUSANDS                                    MARCH 31,   DECEMBER 31,
                                                          2000          1999
                                                      ------------  ------------
     Products on hand ...........................     $     4,923   $     2,863
     Inventory reserve ..........................            (768)         (307)
                                                      ------------  ------------
          Total inventory, net ..................     $     4,155   $     2,556
                                                      ============  ============


4.   PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at March 31, 2000 and December 31, 1999:

DOLLARS IN THOUSANDS                                                              MARCH 31,   DECEMBER 31,
                                                                                    2000          1999
                                                                                ------------  ------------
     Leasehold improvements................................................     $       410   $       365
     Furniture and equipment...............................................           2,632         2,212
     Software..............................................................           1,410         1,318
     Accumulated depreciation and amortization ...........................             (583)         (373)
                                                                                ------------  ------------
          Total property and equipment, net................................     $     3,869   $     3,522
                                                                                ============  ============

5.   LEGAL PROCEDINGS

         On July 19, 1999, the company from whom the Company purchased the rights to the 1-800-Batteries toll free telephone number and name gave the Company notice that they believe the Company has failed to cure a material breach of the Company's agreement with them. The notice also stated that they are terminating their agreement with the Company and demanding a return of their rights as well as unspecified monetary damages. At the same time, they made a demand for arbitration of the matter with the American Arbitration Association ("AAA") in Richmond, Virginia. The Company responded to their demand by formally denying their claims as well as challenging the location of the arbitration proceeding. Subsequently, AAA ruled that the arbitration would be held in Richmond, Virginia, an arbitrator has been selected and the arbitration proceeding is currently scheduled for late June, 2000. Many of the Company's customers may rely on the 1-800-Batteries phone number to reach the Company's customer solutions representatives and to the extent that the arbitrator disagrees with the Company's position and allows this agreement to terminate, the Company could be harmed, although it is difficult to estimate the extent or magnitude of such harm.

         On October 11, 1999, the Company and certain employees were named as defendants in a lawsuit alleging that the Company has induced certain of the plaintiff's former employees to breach the terms of their nondisclosure and nonsolicitation agreements with the plaintiff, that the Company has interfered with the plaintiff's contractual relations and prospective economic advantage, and that the Company has engaged in unfair competition. The plaintiff, who is engaged in a non-competitive business, seeks injunctive relief, monetary damages, costs and attorney's fees. The Company believes that this suit is without merit and has filed a motion to dismiss, which is currently pending before the court. While the Company intends to vigorously defend its actions in this matter, it cannot be certain that it will be successful in its defense. Furthermore, if the Company is unsuccessful in defending this action, any remedies awarded to the plaintiff could have an adverse effect on the Company's financial position or results of future operations.


6.   BUSINESS ACQUISITIONS

         On January 4, 2000, the Company acquired CAW Products, Inc., d.b.a. Cellular Accessory Warehouse, for $353,458 comprised of $100,000 in cash and $253,458 in stock, consisting of 29,167 shares of common stock having a market value of $8.69 per share on the closing date of the transaction. Additionally, on January 11, 2000, the Company acquired AR Industries Inc., d.b.a. Road Warrior International, for $2,704,167 comprised of $750,000 in cash and $1,954,167 in stock, consisting of 279,167 shares of common stock having a market value of $7.00 per share on the closing date of the transaction. Road Warrior International is a designer and distributor of laptop connectivity and power products, as well as model specific laptop hard drive upgrades. Cellular Accessory Warehouse is a distributor of model specific cellular accessories.

         Each acquisition was recorded using the purchase method of accounting under Accounting Principles Board ("APB") Opinion No. 16. Results of operations for each acquired company have been included in the financial results of the Company from the closing date of each transaction forward. In accordance with APB Opinion No. 16, all identifiable assets were assigned a portion of the cost of the acquired companies (purchase price) on the basis of their respective fair values. Identifiable intangible assets and goodwill are included in "Intangibles and other assets, net" on the accompanying condensed consolidated balance sheets and are amortized over their estimated useful lives, which approximates 40 months. Intangible assets were identified and valued by considering the Company's intended use of acquired assets and analysis of data concerning products, technologies, markets, historical financial performance, and underlying assumptions of future performance. The economic and competitive environment in which the Company and the acquired companies operate was also considered in the valuation analysis. The Company periodically evaluates its intangible assets for impairment, and as of March 31, 2000, no write-downs have been recorded.

         The pro forma condensed consolidated financial information for the three-month period ended March 31, 1999, determined as if all acquisitions had occurred on January 1 of that period, would have resulted in net sales of $5.5 million, net loss of $1.9 million, and basic and diluted loss per share of $0.30. Due to the timing of the acquisitions on January 4, 2000 and January 11, 2000 for Cellular Accessory Warehouse, and Road Warrior International, respectively, no significant activity took place prior to the acquisitions and therefore pro forma results are not presented. This unaudited pro forma information is presented for illustrative purposes only, and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had iGo Corporation and the acquired companies been combined during the specified period.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

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

         Revenues from sales of products and shipping fees are recognized at the time the merchandise is shipped to customers, net of any discounts and reserves for expected returns. The majority of orders are shipped the same day they are received. To date, approximately 75% of customer purchases have been made with credit cards. We generally receive payment from the credit card companies within one to four business days after shipment of the product. We also extend credit terms, typically net 30 days, to corporate accounts that we have evaluated for creditworthiness. Inventory is carried at the lower of cost or market. We use the first-in-first-out method to determine cost. Advertising and promotional costs are expensed as incurred, and are recorded net of any cooperative advertising amounts due from our suppliers at that time. In the case of direct mail campaigns, the expenses are recorded at the time the promotional piece is mailed to potential customers because the projected future revenue stream from these mailings, which can occur over a two month period, cannot be ultimately determined at the time the mailing occurs.

         We incurred net losses of $15.0 million in 1999, $1.9 million in 1998 and $886,000 in 1997. For the three months ended March 31, 2000, our net loss was $8.2 million. At March 31, 2000, we had an accumulated deficit of approximately $27.3 million. These net losses resulted from costs associated with our implementation of marketing programs to attract new customers, as well as our development of the Company's website, proprietary databases, and our operational infrastructure.

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


THREE MONTH PERIOD ENDED MARCH 31, 2000 COMPARISON TO THREE MONTH PERIOD ENDED MARCH 31, 1999

         NET PRODUCT REVENUE. Net product revenue consists of product sales to customers and outbound shipping charges, net of any discounts and reserves for expected returns. Net product revenue increased from $3.5 million for the three month period ended March 31, 1999 to $7.6 million for the three month period ended March 31, 2000. The increase in net product revenue was primarily a result of expanded marketing efforts.

         COST OF GOODS SOLD. Cost of goods sold consists primarily of the cost of products sold to customers, inbound shipping expense and outbound shipping charges. Cost of goods sold increased from $2.3 million for the three month period ended March 31, 1999 to $5.2 million for the three month period ended March 31, 2000. The decrease in gross margin from 34.6% in the first quarter of 1999 to 31.3% in the first quarter of 2000 was primarily the result of the impact of certain marketing programs, implemented in the fourth quarter of 1999 that shifted the sales mix away from high margin model specific accessories toward lower margin gadget and gift items, and partially a result of a moderate shift in the sales mix to higher volume corporate accounts with more aggressive multi-unit pricing. From the three month period ended December 31, 1999 to the three month period ended March 31, 2000, gross margin increased from 21.6% to 31.3%. This improvement was the result of four principal factors. First, the realignment of our marketing efforts around the higher gross margin model specific accessories, such as batteries and adapters. Second, the reduction of costs due to our ability to better source our inventory. Third, the addition of new high margin services such as the AT&T cell phone activation and other wireless email and internet access programs. And fourth, the reduction of freight costs due to our ability to better plan our inventory needs.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of advertising costs, fulfillment expenses, credit card costs and the salary and benefits of our sales, marketing and customer contact center personnel. Advertising and promotional expenses include online marketing efforts, print advertising, trade shows and direct marketing costs. Sales and marketing expenses increased from $2.2 million for the three month period ended March 31, 1999 to $6.7 million for the three month period ended March 31, 2000. Advertising expenses increased from $1.3 million for the three month period ended March 31, 1999 to $4.0 million for the three month period ended March 31, 2000. Fulfillment expenses, which included credit card costs, hourly customer service and shipping personnel, increased proportionate to the increase in sales volume. The remainder of the increase reflects the addition of personnel to our marketing and corporate sales teams.

         PRODUCT DEVELOPMENT. Product development expenses consist primarily of payroll and related expenses for merchandising and website personnel, site hosting fees and web content and design expenses. Product development expenses increased from $210,000 for the three month period ended March 31, 1999 to $1.5 million for the three month period ended March 31, 2000. This increase of $1.3 million was primarily due to additional investment to improve the functionality and speed of our existing web site as well as planning and design costs incurred for the next generation of our web site.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries and related costs for our executive, administrative and finance personnel, support services and professional fees, as well as general corporate expenses such as rent and depreciation. General and administrative expenses increased from $745,000 for the three month period ended March 31, 1999 to $2.3 million for the three month period ended March 31, 2000. The increase of approximately $1.6 million was attributable to four principal factors. First, the addition of personnel in the operations, information technology, finance and administration departments increased payroll expenses by $486,000. Second, non-cash expenses, such as depreciation and deferred compensation, increased by $180,000. Third, rent expense for the quarter increased by $150,000 due to a relocation to our new expanded facility. Fourth, in the quarter ended March 31, 2000, we incurred $74,000 in recruiting expenses, $83,000 in information technology related expenses, and an additional $100,000 in legal fees. The remaining $527,000 of the increase represents general administrative charges such as utilities, insurance and one time charges associated with our move to the new facility.

         MERGER AND ACQUISITION COSTS. In the three month period ended March 31, 2000, we incurred $641,000 in merger and acquisition costs inclusive of goodwill. Of this amount, goodwill resulting from the January acquisitions of Road Warrior International and CAW Products, Inc. accounted for $377,000. Goodwill is amortized on a straight-line basis over 40 months. The remaining $264,000 represents one time charges associated with relocating both of these companies from California to our Nevada facility.

         OTHER INCOME (EXPENSE), NET. Other income (expense), net, consists primarily of interest income earned on cash and cash equivalents, interest expense on borrowing and capital leases, and losses resulting from disposals of fixed assets. Other income (expense), net, changed from income of $21,000 for the three month period ended March 31, 1999 to income of $563,000 for the three month period ended March 31, 2000. The change was attributable to an increase in interest income of $564,000 from interest earned on the net proceeds from the initial public offering in October 1999, partially offset by an increase in interest expense of $29,000 on borrowings and capital leases.

         INCOME TAXES. The Company did not provide any current or deferred U.S. federal, state or foreign income tax provision or benefit for any of the periods presented because it has experienced losses since inception. Utilization of the Company's net operating loss carryforwards, which begin to expire in 2011, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of the uncertainty regarding its realizability.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to our initial public offering, we financed our operations primarily through the sale of preferred stock, capital lease obligations and revolving credit facilities. As of March 31, 2000, we have received $13.2 million from the sale of preferred stock, net of issuance costs. Of this amount, $1.4 million was received in June 1996, $6.0 million in October 1998 and $5.8 million in July 1999. Proceeds from equipment financed under a sale-leaseback transaction, net of principal repayments, amounted to $685,000 during the year ended December 31, 1999. Proceeds from our initial public offering in October 1999, net of offering costs, amounted to approximately $62.6 million.

         Net cash used in operating activities was $8.9 million for the three month period ended March 31, 2000, and $2.1 million for the three month period ended March 31, 1999. Net cash used in operating activities consisted primarily of net losses, as well as increased inventory balances and fluctuation in accounts receivable between periods, partially offset by increased depreciation and amortization and reserve accounts.

         Net cash used in investing activities was $2.6 million for the three month period ended March 31, 2000. Of this amount, $2.0 million was for the acquisition of businesses, and the remainder, $583,000, was for the acquisition of property and equipment. Net cash used in investing activities was $368,000 for the three month period ended March 31, 1999, and reflects purchases of property and equipment commensurate with the overall growth of our business.

         Net cash provided by financing activities was $195,000 for the three month period ended March 31, 2000, and $990,000 for the three month period ended March 31, 1999. Cash provided by financing activities in 2000 reflected proceeds from exercise of stock options, partially offset by principal payments on a short-term note and capital leases. Cash provided by financing activities in 1999 reflected proceeds from borrowings under line of credit, partially offset by principal payments on capital leases.

         We offered 5,000,000 shares of our common stock in our initial public offering on October 13, 1999, an additional 750,000 shares were issued upon exercise of the underwriters overallotment option in November 1999. Our common stock is quoted on the NASDAQ National Market under the symbol "IGOC." The initial public offering price was $12.00 per share.

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

WE HAVE A HISTORY OF LOSSES AND WE EXPECT LOSSES FOR THE FORESEEABLE FUTURE.

         Since our inception in 1993, we have incurred significant net losses, resulting primarily from costs related to developing our proprietary databases, establishing our brand, building our customer contact center, developing relationships with suppliers and attracting users to our website. At March 31, 2000, we had an accumulated deficit of approximately $27.3 million. Although we have experienced an annual increase in net product revenue each year, this growth may not be sustainable. Because of our plans to invest heavily in marketing and promotion, hire additional employees and enhance our website and operating infrastructure, we expect to incur increasing sales and marketing and general and administrative expenses. As a result, we will need to generate significantly higher revenues to achieve and maintain profitability, although we may be unable to do so. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater.

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

IF WE FAIL TO MANAGE EXPANSION EFFECTIVELY, OUR BUSINESS AND PROSPECTS COULD BE SERIOUSLY HARMED

         Our ability to execute our business model in a rapidly evolving market requires an effective planning and management process. At December 31, 1999, we had a total of 169 full-time employees and at March 31, 2000, we had a total of 225 full-time employees. We plan to continue to hire additional employees and to expand our warehouse facilities. This growth has placed, and we expect our anticipated growth to continue to place, a significant strain on our management systems and resources. To manage our growth, we must successfully implement operational and financial systems and controls, properly integrate acquired businesses, and recruit, train and retain new employees. Some key members of our management team have recently been hired. These individuals have had little experience working in our organization. We cannot be certain that we will be able to integrate new executives or other employees into our organization effectively. In addition, there will be significant administrative burdens placed on our management team as a result of our status as a public company. If we do not manage growth effectively, our business, financial condition and results of operations could be harmed.

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

FAILURE OF THIRD PARTY SUPPLIERS TO SHIP PRODUCTS DIRECTLY TO OUR CUSTOMERS COULD HARM OUR BUSINESS

         For the period ended March 31, 2000, approximately 6% of our total net revenues were from products shipped to our customers directly from our suppliers. The failure of these suppliers to continue to ship products directly to our customers or to ship products to our customers in a timely manner could result in lost revenues, customer dissatisfaction and damage to our reputation. In addition, if we could not depend on these suppliers to ship products to our customers directly, we would have to carry the products in our inventory, which would expose us to risks of excess inventory, outdated merchandise and increased warehouse costs, all of which could harm our business.

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

WE MAY NOT BE ABLE TO PROTECT AND ENFORCE OUR TRADEMARKS, INTERNET ADDRESSES AND INTELLECTUAL PROPERTY RIGHTS

         We seek to protect our brand and our other intellectual property through a combination of copyright, trade secret and trademark laws. Our iGo brand and our Internet address, www.iGo.com, are important components of our business strategy. We have recently filed federal trademark applications for "iGo," and "iGo.com." In July 1999, the United States Patent and Trademark Office, or PTO, preliminarily declined registration of "iGo", "iGo.com" and the iGo logo when used in connection with our services because, in the PTO examiner's opinion, there was a likelihood that if these marks were to be registered, they would be confused with a prior trademark registration for "iGo" that covers interactive teaching equipment (PTO Registration No. 2,086,551). In addition, the examiner requested non-substantive revisions to the identification and classification of services. Effective September 30, 1999, we acquired by assignment the rights to the registered mark (PTO Registration No. 2,086,551) cited by the PTO examiner and will record this assignment with the PTO. We responded to the PTO's preliminary action on January 13, 2000. The PTO subsequently cited three additional marks ("GO.WEB," "GO.EDU" and "GO.NET") against the "iGo" marks on the ground that if these marks register, there may be a likelihood of confusion. Pending resolution of the cited applications, the "iGo" applications have been suspended. We are preparing responses to these citations, arguing that there is no likelihood of confusion. We cannot guarantee that we will be able to secure registration of these marks.

         If we are unable to secure registration of these marks or otherwise obtain the right to use these marks under contract or common law, we may be required to stop using these marks. This could cause confusion to our customers and in the marketplace and harm our business, financial condition and results of operations. In addition, this could cause confusion to potential investors, which could cause the price of our common stock to decline. We have filed trademark applications for "iGo," "iGo.com" and our logo in various jurisdictions outside the United States. We cannot guarantee that we will be able to secure the registration of these trademarks in foreign countries, and this may affect our ability to do business in the countries where we currently conduct business or in to which we intend to expand.

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

THE LOSS OF OUR CURRENT TOLL-FREE TELEPHONE NUMBER AND ASSOCIATED RIGHTS COULD HARM OUR BUSINESS

         On July 19, 1999, the company from whom we purchased the rights to the 1-800-Batteries toll-free telephone number and name gave us notice that they believe we have failed to cure a material breach of our agreement with them. The notice also stated that they are terminating their agreement with us and demanding a return of their rights as well as unspecified monetary damages. At the same time, they made a demand for arbitration of the matter with the American Arbitration Association ("AAA") in Richmond, Virginia. We responded to their demand by formally denying their claims as well as challenging the location of the arbitration proceedings. Subsequently, AAA ruled that the arbitration would be held in Richmond, Virginia, an arbitrator has been selected and the arbitration proceeding is currently scheduled for late June, 2000. Many of our customers may rely on the 1-800-Batteries phone number to reach our customer solutions representatives and to the extent that the arbitrator disagrees with our position and allows this agreement to terminate, we could be harmed, although it is difficult to estimate the extent or materiality of such harm.

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

         If all or most of the inventory in our warehouse were damaged or destroyed, we might be unable to replace the inventory in a timely manner and, as a result, be unable to process orders in a timely manner or at all. Approximately 94% of the products we sell come from the inventory in our warehouse. We cannot be certain that we would be able to replace the inventory as quickly as our customer orders demand, which may result in the loss of revenue and customers, which would harm our business, financial condition and results of operations.




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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

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

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         From time to time we are involved in litigation incidental to the conduct of our business. We are not party to any lawsuit or proceeding that, in our opinion, is likely to seriously harm our business.

         On July 19, 1999, the company from whom we purchased the rights to the 1-800-Batteries toll-free telephone number and name gave us notice that they believe we have failed to cure a material breach of our agreement with them. The notice also stated that they are terminating their agreement with us and demanding a return of their rights as well as unspecified monetary damages. At the same time, they made a demand for arbitration of the matter with the American Arbitration Association ("AAA") in Richmond, Virginia. We responded to their demand by formally denying their claims as well as challenging the location of the arbitration proceedings. Subsequently, AAA ruled that the arbitration would be held in Richmond, Virginia, an arbitrator has been selected and the arbitration proceeding is currently scheduled for late June, 2000. Many of our customers may rely on the 1-800-Batteries phone number to reach our customer solutions representatives and to the extent that the arbitrator disagrees with our position and allows this agreement to terminate, we could be harmed, although it is difficult to estimate the extent or materiality of such harm.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

         In connection with our initial public offering of common stock, we filed a Registration Statement on Form S-1, SEC File No. 333-84723 (the "Registration Statement"), which was declared effective by the Commission on October 13, 1999. Pursuant to the Registration Statement, we registered 5,750,000 shares of our common stock, $.001 par value per share, including 750,000 shares available for sale to the underwriters upon the exercise of their over-allotment option. The aggregate offering price of the shares sold was $69.0 million, $4.8 million of which was applied towards the underwriters discounts and commissions. Other expenses related to the offering totaled $1.3 million. The net proceeds to us from the sale of common stock in the initial public offering were approximately $62.6 million, including exercise of the underwriters' over-allotment option.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of our stockholders during the quarter ended March 31, 2000.


ITEM 5.  OTHER INFORMATION
         -----------------

         None


ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a)      The following documents are filed as part of this Report:

         (1)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

              EXHIBIT
              NUMBER                                     DESCRIPTION
              ------                                     -----------
               27.1                                Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         No Reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2000


                                             iGo CORPORATION


                                             /s/ Mick Delargy
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Duly Authorized Officer, Principal
                                             Financial and Accounting Officer)