Form 10-Q
period 2000-06-30
IGO CORP
filed 2000-08-11
CIK 1073773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000


                             Commission file number:
                                    000-27021


                                 IGO CORPORATION
             (Exact name of registrant as specified in its charter)


                    DELAWARE                                94-3174623
(State or other jurisdiction of incorporation or    (IRS Employer Identification
                 organization)                                 Number)


                                    KEN HAWK
                      PRESIDENT AND CHIEF EXECUTIVE OFFICER
                      9393 GATEWAY DRIVE RENO, NEVADA 89511
                    (Address of principal executive offices)


                                (775) 746 - 6140
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

           Shares outstanding of each of the registrant's classes of
                        common stock as of July 31, 2000

            Class                                 Outstanding as July 31, 2000
            -----                                 ----------------------------
Common stock, $0.001 par value                             20,936,757

                                 IGO CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

        ITEM 1    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2000
                  AND DECEMBER 31, 1999                                        3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE-MONTH PERIODS AND SIX-MONTH PERIODS ENDED JUNE 30,
                  2000 AND 1999                                                4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                  SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999               5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS         6

        ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                          9

                  FACTORS THAT MAY EFFECT FUTURE RESULTS                      13

        ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  25

PART II OTHER INFORMATION                                                     25

        ITEM 1    LEGAL PROCEEDINGS

        ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

        ITEM 3    DEFAULTS UPON SENIOR SECURITIES

        ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        ITEM 5    OTHER INFORMATION

        ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES                                                                    27

                                 IGO CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 2000 AND DECEMBER 31, 1999

DOLLARS IN THOUSANDS                                      JUNE 30,  DECEMBER 31,
                                                            2000       1999
                                                         ---------   ---------
ASSETS

Current assets:
     Cash and cash equivalents ...................       $ 37,071    $ 57,364
     Accounts receivable, net ....................          3,273       2,161
     Inventory, net ..............................          5,271       2,556
     Prepaid expenses ............................            524       1,430
                                                         ---------   ---------
          Total current assets ...................         46,139      63,511
Property and equipment, net ......................          4,274       3,522
Intangibles and other assets, net ................          5,154         634
                                                         ---------   ---------
               Total .............................       $ 55,567    $ 67,667
                                                         =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ............................       $  5,205    $  3,991
     Accrued liabilities .........................          1,870       3,456
     Current portion of capital lease obligations
          and long-term debt .....................            229         124
     Short-term note payable .....................             94         165
                                                         ---------   ---------
          Total current liabilities ..............          7,398       7,736
Long-term portion of capital lease obligations
    and long-term debt ...........................            564         788
                                                         ---------   ---------
          Total liabilities ......................          7,962       8,524
                                                         ---------   ---------

Commitments and contingencies (note 5 )

Stockholders' equity:
     Common stock, $0.001 par value, 50,000,000
          shares authorized; 20,884,773 and
          20,119,052 shares issued and outstanding             21          20
     Additional paid-in capital ..................         82,578      80,067
     Deferred compensation .......................         (1,654)     (1,805)
     Receivable from stockholder .................            (57)        (52)
     Accumulated deficit .........................        (33,283)    (19,087)
                                                         ---------   ---------
          Total stockholders' equity .............         47,605      59,143
                                                         ---------   ---------
               Total .............................       $ 55,567    $ 67,667
                                                         =========   =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.


                                                   IGO CORPORATION

                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  FOR THE THREE-MONTH PERIODS AND SIX-MONTH PERIODS

                                             ENDED JUNE 30, 2000 AND 1999

                                                                  THREE-MONTH PERIODS          SIX-MONTH PERIODS
DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)                             ENDED                        ENDED
                                                                 JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                                                   2000          1999          2000          1999
                                                              ------------- ------------- ------------- -------------
Revenues:
Net product revenue .....................................     $      9,224  $      4,240  $     16,828  $      7,718
                                                              ------------- ------------- ------------- -------------
Cost of goods sold ......................................            6,267         2,739        11,492         5,013
                                                              ------------- ------------- ------------- -------------
Gross profit ............................................            2,957         1,501         5,336         2,705

Operating expenses:
     Sales and marketing ................................            5,596         1,982        12,530         4,176
     Product development ................................            1,291           141         2,920           351
     General and administrative .........................            1,999         1,060         3,969         1,805
     Merger and acquisition costs, including amortization
       of goodwill and other purchased intangibles ......              404            --         1,003            --
                                                              ------------- ------------- ------------- -------------
          Total operating expenses ......................            9,290         3,183        20,422         6,332
                                                              ------------- ------------- ------------- -------------
Loss from operations ....................................           (6,333)       (1,682)      (15,086)       (3,627)

Other income (expense):
     Interest income ....................................              378             8           966            32
     Interest expense ...................................              (35)          (25)          (67)          (29)
     Loss on disposal of assets .........................               --          (219)          (17)         (219)
     Miscellaneous income ...............................                1             4             8             5
                                                              ------------- ------------- ------------- -------------
Loss before provision for income taxes ..................           (5,989)       (1,914)      (14,196)       (3,838)
Provision for income taxes ..............................               --            --            --            --
                                                              ------------- ------------- ------------- -------------
Net loss ................................................           (5,989)       (1,914)      (14,196)       (3,838)
Preferred stock dividends ...............................               --          (165)           --          (327)
                                                              ------------- ------------- ------------- -------------
Net loss attributable to common
   stockholders .........................................     $     (5,989) $     (2,079) $    (14,196) $     (4,165)
                                                              ------------- ------------- ------------- -------------
Net loss per share:
     Basic and diluted ..................................     $      (0.29) $      (0.33) $      (0.69) $      (0.66)
                                                              ============= ============= ============= =============

Weighted-average shares outstanding:
     Basic and diluted ..................................       20,752,602     6,351,986    20,663,320     6,346,500

                             The accompanying notes are an integral part of these
                                 condensed consolidated financial statements.


                                      IGO CORPORATION

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999


DOLLARS IN THOUSANDS                                                  SIX-MONTH PERIODS ENDED
                                                                      JUNE 30,       JUNE 30,
                                                                        2000           1999
                                                                   -------------- --------------
Cash flows from operating activities:
  Net loss ......................................................     $(14,196)     $ (3,838)
  Adjustments to reconcile net loss to net cash used in operating activities:

    Compensation expense related to stock options ...............          151            90
    Accrued interest on stockholder note receivable .............           (5)           (1)
    Provisions for bad debt and inventory .......................          575           419
    Loss on sale leaseback and disposition of assets ............           17           219
    Depreciation and amortization ...............................          536           190
    Amortization of goodwill ....................................          755            --
    Changes in:
      Accounts receivable .......................................         (594)       (1,812)
      Inventory .................................................       (2,725)         (417)
      Prepaid expenses and other assets .........................          763            68
      Accounts payable, accrued liabilities and deferred rent ...       (2,415)        2,090
                                                                      ---------     ---------
        Net cash used in operating activities ...................      (17,138)       (2,992)
Cash flows from investing activities:
  Acquisition of property and equipment .........................       (1,259)         (629)
  Acquisition of intangibles and other assets ...................           --          (144)
  Acquisition of businesses .....................................       (2,010)           --
                                                                      ---------     ---------
        Net cash used in investing activities ...................       (3,269)         (773)
Cash flows from financing activities:
  Principal payments on short-term note and capital leases ......         (190)          (28)
  Proceeds from sale leaseback ..................................           --           702
  Net proceeds from borrowings under line of credit .............           --           583
  Proceeds from exercise of stock options .......................          304             4
                                                                      ---------     ---------
        Net cash provided by financing activities ...............          114         1,261
Net decrease in cash and cash equivalents .......................      (20,293)       (2,504)
Cash and cash equivalents, beginning of period ..................     $ 57,364      $  2,504
                                                                      =========     =========
Cash and cash equivalents, end of period ........................     $ 37,071      $     --
                                                                      =========     =========
Supplemental disclosure of cash flows information:
    Cash paid during the year for interest ........................   $     35      $     29
                                                                      =========     =========
    Common stock issued in connection with acquisitions .........     $  2,208      $     --
                                                                      =========     =========
    Net liabilities acquired in acquisition .....................     $    960      $     --
                                                                      =========     =========
    Deferred compensation on stock options issued ...............     $     --      $    898
                                                                      =========     =========
    Mandatory redeemable preferred stock dividends accrued ......     $     --      $    327
                                                                      =========     =========

                   The accompanying notes are an integral part of these
                       condensed consolidated financial statements.

                                 IGO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION

         iGo Corporation (formerly Battery Express, Inc.) (the "Company") was incorporated in California in 1993 and is headquartered in Reno, Nevada. iGo Corporation (NASDAQ: IGOC) is a leading provider of business-to-business (B2B) electronic commerce solutions for the mobile and wireless industry. Our solutions include model specific accessories such as batteries, adapters, port replicators and chargers to outfit thousands of models of laptops and cell phones along with cellular service and wireless Internet access. iGo's comprehensive industry knowledge, service expertise, strategic alliances and comprehensive cross reference database enables mobile e-commerce for buyers, suppliers and mobile technology users. iGo's industry leading alliances and business partners include companies such as Ariba Inc., AT&T Wireless, IBM, Intelisys, Corp., NEC Computers, Inc., Perksatwork.com (now Abilizer Solutions), Ingram Micro, Concur Technologies and PurchasePro.com. Through the iGo.com website and corporate solutions representatives, iGo enables more than half of the FORTUNE 500 to efficiently purchase and receive mobile products and services overnight. iGo's products and services are available via the Internet (www.igo.com) and iGo's mobile sales specialists (24 hours a day, 7 days a week) at 1-800-228-8374.

BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements for the three-month periods and six-month periods ended June 30, 2000 and 1999 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain interim information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial condition, results of operations, and cash flows have been included. The results of operations for the interim periods should not be considered indicative of results for any other interim period or for a full calendar year. These financial statements should be read in conjunction with the financial statements, and notes thereto, in the Company's Form 10-K for the year ended December 31, 1999. Certain of the 1999 amounts included herein have been reclassified to be consistent with the 2000 condensed consolidated financial statements.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 by the fourth quarter of 2000. Due to the nature of the Company's operations, management does not believe that SAB 101 will have a significant impact on the Company's financial statements.


2.   ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following at June 30, 2000 and December 31, 1999:

DOLLARS IN THOUSANDS                                     JUNE 30,   DECEMBER 31,
                                                           2000        1999
                                                        ---------    ---------
          Trade receivables...........................  $  3,988     $  2,179
          Other current receivables...................       262          547
          Allowance for bad debt......................      (977)        (565)
                                                        ---------    ---------
               Total accounts receivable, net.........  $  3,273     $  2,161
                                                        =========    =========


3.   INVENTORY

         Inventory consists of the following at June 30, 2000 and December 31, 1999:

DOLLARS IN THOUSANDS                                     JUNE 30,   DECEMBER 31,
                                                           2000        1999
                                                        ---------    ---------
          Products on hand............................  $  5,994     $  2,863
          Inventory reserve...........................      (723)        (307)
                                                        ---------    ---------
               Total inventory, net...................  $  5,271     $  2,556
                                                        =========    =========

4.     PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at June 30, 2000 and December 31, 1999:

DOLLARS IN THOUSANDS                                     JUNE 30,   DECEMBER 31,
                                                           2000        1999
                                                        ---------    ---------
          Leasehold improvements......................  $    422     $    365
          Furniture and equipment.....................     2,825        2,212
          Software....................................     1,887        1,318
          Accumulated depreciation and amortization...      (860)        (373)
                                                        ---------    ---------
               Total property and equipment, net......  $  4,274     $  3,522
                                                        =========    =========


5.   LEGAL PROCEEDINGS

         On July 19, 1999, the company from whom the Company purchased the rights to the 1-800-Batteries toll free telephone number and name gave the Company notice that they believe the Company has failed to cure a material breach of the Company's agreement with them. The notice also stated that they are terminating their agreement with the Company and demanding a return of their rights as well as unspecified monetary damages. At the same time, they made a demand for arbitration of the matter with the American Arbitration Association ("AAA") in Richmond, Virginia. The Company responded to their demand by formally denying their claims. An arbitration proceeding was held in Richmond, Virginia, in late June, 2000 and the Company anticipates that the arbitrator will render his decision by the end of August 2000. Many of the Company's customers may rely on the 1-800-Batteries phone number to reach the Company's customer solutions representatives and to the extent that the arbitrator requires to Company to surrender the phone number, the Company could be harmed, although it is difficult to estimate the extent or magnitude of such harm. Furthermore, while the Company believes that any reasonable damage award in this action will be immaterial to its financial condition, if the arbitrator disagrees with the Company's position and awards damages in the full amount sought by the plaintiff in this matter, such award could have an adverse effect on the Company's financial position.

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

         Each acquisition was recorded using the purchase method of accounting under Accounting Principles Board ("APB") Opinion No. 16. Results of operations for each acquired company have been included in the financial results of the Company from January 1, 2000 forward. In accordance with APB Opinion No. 16, all identifiable assets were assigned a portion of the cost of the acquired companies (purchase price) on the basis of their respective fair values. Identifiable intangible assets and goodwill are included in "Intangibles and other assets, net" on the accompanying condensed consolidated balance sheets and are amortized over their estimated useful lives, which approximates 40 months. Intangible assets were identified and valued by considering the Company's intended use of acquired assets and analysis of data concerning products, technologies, markets, historical financial performance, and underlying assumptions of future performance. The economic and competitive environment in which the Company and the acquired companies operate was also considered in the valuation analysis. The Company periodically evaluates its intangible assets for impairment, and as of June 30, 2000, no write-downs have been recorded.

         The pro forma condensed consolidated financial information for the six-month period ended June 30, 1999, determined as if all acquisitions had occurred on January 1 of that period, would have resulted in net sales of $11.7 million, net loss of $4.1 million, and basic and diluted loss per share of $0.65. Due to the timing of the acquisitions on January 4, 2000 and January 11, 2000 for Cellular Accessory Warehouse, and Road Warrior International, respectively, no significant activity took place prior to the acquisitions and therefore pro forma results are not presented. This unaudited pro forma information is presented for illustrative purposes only, and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had iGo Corporation and the acquired companies been combined during the specified period.


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

         IGo and iGo.com are trademarks of iGo. Road Warrior is a registered trademark of a subsidiary of iGo. This report also contains brand names, service marks and trademarks of other companies which are the property of their respective holders.

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

         Revenues from sales of products and shipping fees are recognized at the time the merchandise is shipped to customers, net of any discounts and reserves for expected returns. The majority of orders are shipped the same day they are received. To date, the majority of customer purchases have been made with credit cards. We generally receive payment from the credit card companies within one to four business days after shipment of the product. We also extend credit terms, typically net 30 days, to corporate accounts that we have evaluated for creditworthiness. Inventory is carried at the lower of cost or market. We use the first-in-first-out method to determine cost. Advertising and promotional costs are expensed as incurred, and are recorded net of any cooperative advertising amounts due from our suppliers at that time. In the case of direct mail campaigns, the expenses are recorded at the time the promotional piece is mailed to potential customers because the projected future revenue stream from these mailings, which can occur over a two month period, cannot be ultimately determined at the time the mailing occurs.

         We incurred net losses of $15.0 million in 1999, $1.9 million in 1998 and $886,000 in 1997. For the six months ended June 30, 2000, our net loss was $14.2 million. At June 30, 2000, we had an accumulated deficit of approximately $33.3 million. These net losses resulted from costs associated with our implementation of marketing programs to attract new customers, as well as our development of the Company's website, proprietary databases, and our operational infrastructure.

         We plan to continue to invest heavily in marketing and promotion, to hire additional employees and to enhance our website and operating infrastructure. Therefore we expect to continue to incur significant sales and marketing, general and administrative and product development expenses. As a result, we will need to generate significantly higher revenues to achieve and maintain profitability. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater, which will in turn delay or prevent our achievement of profitability.

THREE MONTH PERIOD AND SIX MONTH PERIOD ENDED JUNE 30, 2000 COMPARISON TO THREE MONTH PERIOD AND SIX MONTH PERIOD ENDED JUNE 30, 1999

         NET PRODUCT REVENUE. Net product revenue consists of product sales to customers and outbound shipping charges, net of any discounts and reserves for expected returns. Net product revenue increased from $4.2 million for the three month period ended June 30, 1999 to $9.2 million for the three month period ended June 30, 2000 and $7.7 million for the six month period ended June 30, 1999 to $16.8 million for the six month period ended June 30, 2000. The increase in net product revenue was primarily a result of: expanded and more efficient marketing efforts, increased business-to-business sales and increased sales through our distribution channels.

         GROSS MARGIN. Gross Margin is net product revenue less the cost of sales, which consists primarily of the cost of products sold to customers, inbound shipping expense and outbound shipping charges. Cost of goods sold increased from $2.7 million for the three month period ended June 30, 1999 to $6.3 million for the three month period ended June 30, 2000 and $5.0 million for the six month period ended June 30, 1999 to $11.5 million for the six month period ended June 30, 2000. Our gross margin decreased from 35.4 % in the second quarter of 1999 to 32.1% in the second quarter of 2000 and from 35.0 % for the six month period ended June 30, 1999 to 31.7 % for the six month period ended June 30, 2000. The decreases in gross margin from the prior year periods was primarily the result of a moderate shift in the sales mix to higher volume corporate accounts with more aggressive multi-unit pricing. On a sequential quarter basis, our gross margin increased from 21.6% for the fourth quarter of 1999 to 31.3% for the first quarter of 2000 and again to 32.1% for the second quarter 2000. This increase in gross margin over the last two quarters has primarily been the result of a shift in our sales mix back toward our higher margin core products, principally model specific accessories such as: batteries, adapters, chargers and hard drives.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of advertising costs, fulfillment expenses, credit card costs and the salary and benefits of our sales, marketing and customer contact center personnel. Advertising and promotional expenses include online marketing efforts, print advertising, trade shows and direct marketing costs. Sales and marketing expenses increased from $2.0 million for the three month period ended June 30, 1999 to $5.6 million for the three month period ended June 30, 2000 and $4.2 million for the six month period June 30, 1999 to $12.5 million for the six month period ended June 30, 2000. Advertising expenses increased from $1.2 million for the three month period ended June 30, 1999 to $2.8 million for the three month period ended June 30, 2000 and represented the equivalent of 29% and 30% of net revenue, respectively. For the past 3 quarters, we have dramatically improved the operational efficiency of our overall ad spend measured as a percentage of net revenue. Ad spend as a percentage of net revenue has decreased from 65% in the fourth quarter of 1999, to 53% in the first quarter of 2000 to 30% for the second quarter of 2000. Over the past six months we have more than doubled ad spend efficiency. Of the overall ad spend for the second quarter of 2000 totaling $2.8 million, on-line advertising and performance based marketing accounted for 12% of dollars spent, direct mail 56%, and print, tradeshows, public relations and email campaigns, the remaining 32%. Fulfillment expenses, which included credit card costs, hourly customer service and shipping personnel, increased proportionate to the increase in sales volume. The remainder of the increase reflects the addition of personnel to our marketing and corporate sales teams.

         PRODUCT DEVELOPMENT. Product development expenses consist primarily of payroll and related expenses for merchandising and website personnel, site hosting fees and web content and design expenses. Product development expenses increased from $141,000 for the three month period ended June 30, 1999 to $1.3 million for the three month period ended June 30, 2000, and represented 3% and 14% of net revenue, respectively. This increase of approximately $1.2 million was due to additional investment incurred to improve the business-to-business (or B2B) functionality of our web site as well as integration costs with the B2B enablers. For the six month period ended June 30, 1999 compared to the six month period ended June 20, 2000, product development expenses increased $2.6 million. This increase was primarily due to additional investment made to improve the functionality and speed of our existing web site, as well as planning and design costs incurred for the next generation of our web site and increased personnel in merchandising and website personnel.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries and related costs for our executive, administrative and finance personnel, support services and professional fees, as well as general corporate expenses such as rent and depreciation. General and administrative expenses increased from $1.1 million for the quarter ended June 30, 1999 to $2.0 million for the quarter ended June 30, 2000. Expressed as a percentage of net revenue, general and administrative expenses decreased from 25% to 22%, respectively. From the six month period ended June 30, 1999 to the six month period ended
June 20, 2000, general and administrative expenses increased $2.2 million. The increase in general and administrative expenses for both the three month period and six month period ended June 30, 2000 over previous periods was attributable to three principal factors: first, the addition of personnel in the operations, information technology, finance and administrative teams; second, an increase in non-cash expenses, depreciation and deferred compensation; and third, the move from our old 18,000 square foot facility to our new 85,000 square foot facility in January of this year to accommodate our growth.

         MERGER AND ACQUISITION COSTS. In the three month period and six month period ended June 30, 2000, we incurred $404,000 and $1,003,000, respectively, in merger and acquisition costs inclusive of goodwill. Of this amount, goodwill resulting from the January acquisitions of Road Warrior International and Cellular Accessories Warehouse accounted for $377,000 and $755,000, respectively. Goodwill is amortized on a straight-line basis over 40 months. The remaining expenses represent one time charges associated with relocating both of these companies from California to our Nevada facility.

         OTHER INCOME (EXPENSE), NET. Other income (expense), net, consists primarily of interest income earned on cash and cash equivalents, interest expense on borrowing and capital leases, and losses resulting from disposals of fixed assets. Other income (expense), net, changed from expense of $232,000 for the three month period ended June 30, 1999 to income of $344,000 for the three month period ended June 30, 2000. The change was attributable to an increase in interest income of $370,000 from interest earned on the net proceeds from the initial public offering in October 1999, partially offset by a loss in the prior year on disposal of assets of $219,000. Other income (expense), net, changed from expense of $211,000 for the six month period ended June 30, 1999 to income of $890,000 for the six month period ended June 30, 2000. The change was attributable to an increase in interest income of $934,000 from interest earned on the net proceeds from the initial public offering in October 1999, partially offset by a loss on disposal of assets of $219,000.

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


LIQUIDITY AND CAPITAL RESOURCES

         Prior to our initial public offering, we financed our operations primarily through the sale of preferred stock, capital lease obligations and revolving credit facilities. As of June 30, 2000, we have received $13.2 million from the sale of preferred stock, net of issuance costs. Of this amount, $1.4 million was received in June 1996, $6.0 million in October 1998 and $5.8 million in July 1999. Proceeds from equipment financed under a sale-leaseback transaction, net of principal repayments, amounted to $685,000 during the year ended December 31, 1999. Proceeds from our initial public offering in October 1999, net of offering costs, amounted to approximately $62.6 million.

         Net cash used in operating activities was $17.1 million for the six month period ended June 30, 2000, and $3.0 million for the six month period ended June 30, 1999. Net cash used in operating activities consisted primarily of net losses, as well as increased inventory balances and fluctuation in accounts receivable and accounts payable between periods, partially offset by increased depreciation and amortization and reserve accounts.

         Net cash used in investing activities was $3.3 million for the six month period ended June 30, 2000. Of this amount, $2.0 million was for the acquisition of businesses, and the remainder, $1.3 million, was for the acquisition of property and equipment. Net cash used in investing activities was $773,000 for the six month period ended June 30, 1999, and reflects purchases of property and equipment and other assets commensurate with the overall growth of our business.

         Net cash provided by financing activities was $114,000 for the six month period ended June 30, 2000, and $1.3 million for the six month period ended June 30, 1999. Cash provided by financing activities in 2000 reflected proceeds from exercise of stock options, partially offset by principal payments on a short-term note and capital leases. Cash provided by financing activities in 1999 reflected proceeds from borrowings under a line of credit and proceeds from a sale leaseback, partially offset by principal payments on capital leases.

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


                     FACTORS THAT MAY EFFECT FUTURE RESULTS

WE HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS

         We were incorporated in 1993 and did not begin to generate meaningful revenues until 1995. Accordingly, we have only a limited operating history upon which you can evaluate our business and prospects. You must consider the risks and uncertainties frequently encountered by growth stage companies in new and rapidly evolving markets, such as electronic commerce. These risks include our ability to continue to:

o        sustain historical growth rates;
o        implement our business model;
o        attract new customers;
o        retain existing customers and maintain customer satisfaction;

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

WE HAVE A HISTORY OF LOSSES AND WE EXPECT LOSSES FOR THE NEXT SEVERAL QUARTERS

         Since our inception in 1993, we have incurred significant net losses, resulting primarily from costs related to developing our proprietary databases, establishing our brand, building our customer contact center, developing relationships with suppliers and attracting users to our website. At June 30, 2000, we had an accumulated deficit of approximately $33.3 million. Although we have experienced an annual increase in net product revenue each year, this growth may not be sustainable. Because of our plans to invest heavily in marketing and promotion, hire additional employees and enhance our website and operating infrastructure, we expect to continue to incur significant sales and marketing and general and administrative expenses. As a result, we will need to generate significantly higher revenues to achieve and maintain profitability. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater, which in turn will delay or prevent our achievement of profitability.

OUR STOCK PRICE MAY BE ADVERSELY AFFECTED BY SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS

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

         Because of these and other factors, we believe that quarter to quarter comparisons of our results of operations are not good indicators of our future performance. If our operating results fall below the expectations of securities analysts and investors in some future periods, our stock price will likely decline. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information on our quarterly operating results.

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

IF WE FAIL TO MANAGE EXPANSION EFFECTIVELY, OUR BUSINESS AND PROSPECTS COULD BE SERIOUSLY HARMED

         Our ability to execute our business model in a rapidly evolving market requires an effective planning and management process. At December 31, 1999, we had a total of 169 full-time employees and at June 30, 2000, we had a total of 252 full-time employees. We plan to continue to hire additional employees and to expand our warehouse facilities. This growth has placed, and we expect our anticipated growth to continue to place, a significant strain on our management systems and resources. To manage our growth, we must successfully implement operational and financial systems and controls, properly integrate acquired businesses, and recruit, train and retain new employees. Some key members of our management team have recently been hired. These individuals have had little experience working in our organization. We cannot be certain that we will be able to integrate new executives or other employees into our organization effectively. In addition, there will be significant administrative burdens placed on our management team as a result of our status as a public company. If we do not manage growth effectively, our business, financial condition and results of operations could be harmed.

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

         Many of these current and potential competitors may have the ability to devote substantially more resources to marketing, systems and website development than we do. In addition, larger and more well-financed entities may acquire, invest in or form joint ventures with our competitors. Some of our competitors may be able to secure products from suppliers on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies then we can. Finally, new technologies and the expansion of existing technologies, such as price comparison programs that search for products from a variety of websites, may direct customers to other online merchants.

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

FAILURE OF OUR STRATEGIC RELATIONSHIPS TO ATTRACT CUSTOMERS COULD HARM OUR BUSINESS

         We intend to continue to establish, leverage and grow key strategic relationships with manufacturers, suppliers and electronic commerce partners to enable us to collect crucial product-specific information, ensure access to adequate product supply and acquire new customers. For example, we have entered into strategic relationships with the NEC Computer Systems Division (or NEC), IBM, and Motorola, that provide us with priority access to new products and give us the ability to offer a more integrated electronic commerce solution for enterprises. In addition, we plan to establish additional online partnerships that create direct online links from other websites and from the portable computing and mobile communications areas of major Internet portals. For example, we recently entered into an agreement with Ariba, which enables customers to order our products from the Ariba purchasing system, and we recently launched our online affiliate program. We cannot be certain that any of these strategic relationships or partnerships will be successful in attracting new customers. In addition, the strategic relationship with Motorola is not subject to a written agreement and the agreements with Ariba and NEC may be terminated by any party at any time upon written notice. Furthermore, under our agreement with NEC we are currently obligated to purchase at least $4,000,000 of product per year, which requirement may be increased, decreased or waived by NEC at its discretion. Because our agreement with NEC was only recently established, it is uncertain whether we will meet or exceed the stated purchase obligation. The terms of one agreement with IBM require us to purchase at least $2,000,000 of product per year. If iGo fails to meet this purchase level, IBM has the discretion to allow iGo to cure before terminating the agreement. Also, either party may terminate the agreement with or without cause on three months written notice. Consequently, we cannot be certain that we will be able to maintain these strategic relationships in the future. If these programs fail to attract additional customers or we are unable to maintain these relationships, our business, financial condition and results of operations could be harmed.

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

FAILURE OF THIRD PARTY SUPPLIERS TO SHIP PRODUCTS DIRECTLY TO OUR CUSTOMERS COULD HARM OUR BUSINESS

         For the six month period ended June 30, 2000, approximately 5% of our total net revenues were from products shipped to our customers directly from our suppliers. The failure of these suppliers to continue to ship products directly to our customers or to ship products to our customers in a timely manner could result in lost revenues, customer dissatisfaction and damage to our reputation. In addition, if we could not depend on these suppliers to ship products to our customers directly, we would have to carry the products in our inventory, which would expose us to risks of excess inventory, outdated merchandise and increased warehouse costs, all of which could harm our business.

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

WE MAY NOT BE ABLE TO PROTECT AND ENFORCE OUR TRADEMARKS, INTERNET ADDRESSES AND INTELLECTUAL PROPERTY RIGHTS

         We seek to protect our brand and our other intellectual property through a combination of copyright, trade secret and trademark laws. Our iGo brand and our Internet address, WWW.IGO.COM, are important components of our business strategy. We have recently filed federal trademark applications for "iGo," and "iGo.com. " In July 1999, the United States Patent and Trademark Office, or PTO, preliminarily declined registration of "iGo", "iGo.com" and the iGo logo when used in connection with our services because, in the PTO examiner's opinion, there was a likelihood that if these marks were to be registered, they would be confused with a prior trademark registration for "IGO" that covers interactive teaching equipment (PTO Registration No. 2,086,551). In addition, the examiner requested non-substantive revisions to the identification and classification of services. Effective September 30, 1999, we acquired by assignment the rights to the registered mark (PTO Registration No. 2,086,551) cited by the PTO examiner and will record this assignment with the PTO. We responded to the PTO's preliminary action on January 13, 2000. The PTO subsequently cited three additional marks ("GO.WEB," "GO.EDU" and "GO.NET") against the "IGO" marks on the ground that if these marks register, there may be a likelihood of confusion. Pending resolution of the cited applications, the "IGO" applications have been suspended. We have prepared and filed responses to these citations, arguing that there is no likelihood of confusion. As a result of these responses, the PTO examiner has approved the applications for "iGo" and "iGo.com" for publication for opposition. However, we cannot guarantee that we will be able to secure registration of these marks.

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

THE LOSS OF OUR CURRENT TOLL-FREE TELEPHONE NUMBER AND ASSOCIATED RIGHTS COULD HARM OUR BUSINESS

         On July 19, 1999, the company from whom we purchased the rights to the 1-800-Batteries toll-free telephone number and name gave us notice that they believe we have failed to cure a material breach of our agreement with them. The notice also stated that they are terminating their agreement with us and demanding a return of their rights as well as unspecified monetary damages. At the same time, they made a demand for arbitration of the matter with the American Arbitration Association ("AAA") in Richmond, Virginia. We responded to their demand by formally denying their claims. An arbitration proceeding was held in Richmond, Virginia, in late June, 2000 and we anticipate that the arbitrator will render his decision by the end of August 2000. Many of our customers may rely on the 1-800-Batteries phone number to reach our customer solutions representatives and to the extent that the arbitrator requires us to surrender the phone number, we could be harmed, although it is difficult to estimate the extent or materiality of such harm. Furthermore, while we believe that any reasonable damage award in this action will be immaterial to our financial condition, if the arbitrator disagrees with our position and awards damages in the full amount sought by the plaintiff in this matter, such award could have an adverse effect on our financial position.

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

OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE HARMED IF WE WERE TO BE LIABLE FOR DEFECTS IN THE PRODUCTS WE OFFER

         We may be subject to product liability claims for the products we sell. While we believe that our product liability coverage of $2,000,000 is currently adequate, we can provide no assurance that the insurance can be maintained in the future at a reasonable cost or in amounts sufficient to protect us against losses due to liability. A successful liability claim brought against us in excess of relevant insurance coverage could harm our business, financial condition and results of operations.

         Damage to or destruction of our warehouse could result in loss of our inventory, which could harm our business, financial condition and results of operations.

         If all or most of the inventory in our warehouse were damaged or destroyed, we might be unable to replace the inventory in a timely manner and, as a result, be unable to process orders in a timely manner or at all. Approximately 95% of the products we sell come from the inventory in our warehouse. We cannot be certain that we would be able to replace the inventory as quickly as our customer orders demand, which may result in the loss of revenue and customers, which would harm our business, financial condition and results of operations.


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

         Consumer concerns about privacy or the security of transactions conducted on the Internet may inhibit the growth of the Internet and electronic commerce. To date, approximately 74% of our customer purchases have been made with credit cards. To securely transmit confidential information, such as customer credit card numbers, we rely on encryption and authentication technology that we license from third parties. We cannot predict whether the algorithms we use to protect customer transaction data will be compromised. Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any security breaches. The measures we take to protect against security breaches may not be successful. Our failure to prevent security breaches could harm our business.

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

         On July 19, 1999, the company from whom we purchased the rights to the 1-800-Batteries toll-free telephone number and name gave us notice that they believe we have failed to cure a material breach of our agreement with them. The notice also stated that they are terminating their agreement with us and demanding a return of their rights as well as unspecified monetary damages. At the same time, they made a demand for arbitration of the matter with the American Arbitration Association ("AAA") in Richmond, Virginia. We responded to their demand by formally denying their claims. An arbitration proceeding was held in Richmond, Virginia, in late June, 2000 and we anticipate that the arbitrator will render his decision by the end of August 2000. Many of our customers may rely on the 1-800-Batteries phone number to reach our customer solutions representatives and to the extent that the arbitrator requires us to surrender the phone number, we could be harmed, although it is difficult to estimate the extent or materiality of such harm. Furthermore, while we believe that any reasonable damage award in this action will be immaterial to our financial condition, if the arbitrator disagrees with our position and awards damages in the full amount sought by the plaintiff in this matter, such award could have an adverse effect on our financial position.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

         In connection with our initial public offering of common stock, we filed a Registration Statement on Form S-1, SEC File No. 333-84723 (the "Registration Statement"), which was declared effective by the Commission on October 13, 1999. Pursuant to the Registration Statement, we registered 5,750,000 shares of our common stock, $.001 par value per share, including 750,000 shares available for sale to the underwriters upon the exercise of their over-allotment option. The aggregate offering price of the shares sold was $69.0 million, $4.8 million of which was applied towards the underwriters discounts and commissions. Other expenses related to the offering totaled $1.6 million. The net proceeds to us from the sale of common stock in the initial public offering were approximately $62.6 million, including exercise of the underwriters' over-allotment option.

         We have used a portion of the proceeds for investment in sales and marketing, and general corporate purposes, including capital expenditures ($2,001,000), as well as strategic acquisitions ($850,000). The remainder of the proceeds have been invested in short-term, interest-bearing, investment-grade securities. The use of proceeds from the offering does not represent a material change in the use of proceeds described in our prospectus filed on October 15, 1999.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         Our 2000 Annual Meeting of Stockholders was held on June 1, 2000. At the meeting, our Board of Directors was elected and the selection of Deloitte & Touche LLP as our independent auditors was ratified. The tabulation of votes on each of the matters is as follows:

     ELECTION OF DIRECTORS
                             FOR               WITHHELD        BROKER NON-VOTE
     Ken Hawk                16,296,628        230,620         0
     Darrell Boyle           16,502,008         25,240         0
     David Callard           16,502,008         25,240         0
     Peter Gotcher           16,502,008         25,240         0

     RATIFICATION OF DELOITTE & TOUCHE LLP
     AS INDEPENDENT AUDITORS FOR 2001

     FOR              AGAINST          ABSTAIN       BROKER NON-VOTE
     16,512,601       6,200            8,447         0



ITEM 5.  OTHER INFORMATION
         -----------------

         None

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a)      The following documents are filed as part of this Report:

         (1)      Exhibits (numbered in accordance with Item 601 of Regulation
                  S-K)


               EXHIBIT
               NUMBER              DESCRIPTION
               ------              -----------
               27.1           Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         No Reports on Form 8-K were filed during the quarter ended June 30, 2000.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2000


                                           IGO CORPORATION


                                           /s/ Mick Delargy
                                           -----------------------------------
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Duly Authorized Officer, Principal
                                           Financial and Accounting Officer)