Form 10-Q
period 2000-09-30
IGO CORP
filed 2000-11-14
CIK 1073773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000


                             Commission file number:
                                    000-27021


                                 iGo CORPORATION
             (Exact name of registrant as specified in its charter)


              DELAWARE                                        94-3174623
  (State or other jurisdiction of                           (IRS Employer
   incorporation or organization)                       Identification Number)


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


Shares outstanding of each of the registrant's classes of common stock as of October 31, 2000


                 Class                          Outstanding as October 31, 2000
                 -----                          -------------------------------
     Common stock, $0.001 par value                        23,215,833
                                 iGo CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

        ITEM 1  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30,
                2000 AND DECEMBER 31, 1999                                     3

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                THE THREE-MONTH PERIODS AND NINE-MONTH PERIODS ENDED
                SEPTEMBER 30, 2000 AND 1999                                    4

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999       5

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS           6

        ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                            9

                FACTORS THAT MAY EFFECT FUTURE RESULTS                        13

        ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    24


PART II OTHER INFORMATION                                                     24

        ITEM 1  LEGAL PROCEEDINGS

        ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

        ITEM 3  DEFAULTS UPON SENIOR SECURITIES

        ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        ITEM 5  OTHER INFORMATION

        ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES                                                                    26
                                 iGo CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


DOLLARS IN THOUSANDS                                      SEPT. 30,     DEC. 31,
                                                            2000         1999
                                                          ---------    ---------
ASSETS

Current assets:
     Cash and cash equivalents .......................    $ 27,394     $ 57,364
     Accounts receivable, net ........................       5,628        2,161
     Inventory, net ..................................       6,771        2,556
     Prepaid expenses ................................       1,083        1,430
                                                          ---------    ---------
          Total current assets .......................      40,876       63,511
Property and equipment, net ..........................       4,576        3,522
Intangibles and other assets, net ....................      13,799          634
                                                          ---------    ---------
               Total .................................    $ 59,251     $ 67,667
                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ................................    $  5,709     $  3,991
     Accrued liabilities .............................       3,443        3,456
     Current portion of capital lease obligations
          and long-term debt .........................         362          124
     Short-term note payable .........................          94          165
                                                          ---------    ---------
          Total current liabilities ..................       9,608        7,736
Long-term portion of capital lease obligations
    and long-term debt ...............................         381          788
                                                          ---------    ---------
          Total liabilities ..........................       9,989        8,524
                                                          ---------    ---------

Commitments and contingencies (note 5)

Stockholders' equity:
     Common stock, $0.001 par value; 50,000,000
          shares authorized;  23,215,833 and
          20,119,052 shares issued and outstanding ...          23           20
     Additional paid-in capital ......................      88,816       80,067
     Deferred compensation ...........................      (1,600)      (1,805)
     Receivable from stockholder .....................         (46)         (52)
     Accumulated deficit .............................     (37,931)     (19,087)
                                                          ---------    ---------
          Total stockholders' equity .................      49,262       59,143
                                                          ---------    ---------
               Total .................................    $ 59,251     $ 67,667
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

                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    FOR THE THREE-MONTH PERIODS AND NINE-MONTH PERIODS

                                            ENDED SEPTEMBER 30, 2000 AND 1999

DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)                     THREE-MONTH PERIODS             NINE-MONTH PERIODS
                                                                        ENDED                           ENDED
                                                              SEPT. 30,       SEPT. 30,       SEPT. 30,       SEPT. 30,
                                                                2000            1999            2000            1999
                                                            -------------   -------------   -------------   -------------
Revenues:
Net product revenue .....................................   $     11,162    $      5,330    $     27,990    $     13,047
                                                            -------------   -------------   -------------   -------------
Cost of goods sold ......................................          7,411           3,514          18,903           8,526
                                                            -------------   -------------   -------------   -------------
Gross profit ............................................          3,751           1,816           9,087           4,521


Operating expenses:
     Sales and marketing ................................          5,487           4,076          18,017           8,252
     Product development ................................            881             168           3,801             518
     General and administrative .........................          1,995           1,200           5,964           3,006
     Merger and acquisition costs, including amortization
       of goodwill and other purchased intangibles ......            527              --           1,530              --
                                                            -------------   -------------   -------------   -------------
          Total operating expenses ......................          8,890           5,444          29,312          11,776
                                                            -------------   -------------   -------------   -------------
Loss from operations ....................................         (5,139)         (3,628)        (20,225)         (7,255)


Other income (expense):
     Interest income ....................................            501              31           1,467              63
     Interest expense ...................................            (31)            (42)            (97)            (71)
     Loss on disposal of assets .........................             --              --              --            (219)
     Miscellaneous income (expense) .....................             22              (3)             12               3
                                                            -------------   -------------   -------------   -------------
Loss before provision for income taxes ..................         (4,647)         (3,642)        (18,843)         (7,479)
Provision for income taxes ..............................             --              --              --              --
                                                            -------------   -------------   -------------   -------------
Net loss ................................................         (4,647)         (3,642)        (18,843)         (7,479)
Preferred stock dividends ...............................             --            (250)             --            (577)
                                                            -------------   -------------   -------------   -------------
Net loss attributable to common
   stockholders .........................................   $     (4,647)   $     (3,892)   $    (18,843)   $     (8,056)
                                                            -------------   -------------   -------------   -------------

Net loss per share:
     Basic and diluted ..................................   $      (0.21)   $      (0.59)   $      (0.90)   $      (1.25)
                                                            =============   =============   =============   =============

Weighted-average shares outstanding:
     Basic and diluted ..................................     21,632,194       6,611,070      20,996,594       6,438,022

            The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                            4

                                       iGo CORPORATION

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

DOLLARS IN THOUSANDS                                                NINE-MONTH PERIODS ENDED
                                                                      SEPT. 30,   SEPT. 30,
                                                                         2000        1999
                                                                      ---------   ---------
Cash flows from operating activities:
  Net loss ........................................................   $(18,843)   $ (7,479)
    Adjustments to reconcile net loss to net cash used in operating activities:
    Compensation expense related to stock options .................        205         230
    Accrued interest on stockholder note receivable ...............          6          (4)
    Provisions for bad debt and inventory .........................      1,027         720
    Loss on sale leaseback and disposition of assets ..............         17         219
    Depreciation and amortization .................................        878         291
    Amortization of goodwill ......................................      1,442          --
    Changes in:
      Accounts receivable .........................................     (3,192)     (1,241)
      Inventory ...................................................     (4,435)     (1,040)
      Prepaid expenses and other assets ...........................       (412)     (1,074)
      Accounts payable, accrued liabilities and deferred rent .....       (738)      3,442
                                                                      ---------   ---------
        Net cash used in operating activities .....................    (24,045)     (5,936)
Cash flows from investing activities:
  Acquisition of property and equipment ...........................     (1,881)     (1,170)
  Acquisition of intangibles and other assets .....................         --        (442)
  Acquisition of businesses .......................................     (4,110)         --
                                                                      ---------   ---------
        Net cash used in investing activities .....................     (5,991)     (1,612)
Cash flows from financing activities:
  Principal payments on short-term note and capital leases ........       (240)        (53)
  Net proceeds from issuance of mandatory redeemable
     preferred stock ..............................................         --       5,771
  Proceeds from sale leaseback ....................................         --         702
  Net proceeds from borrowings ....................................         --       1,171
  Proceeds from exercise of stock options .........................        306          23
                                                                      ---------   ---------
        Net cash provided by financing activities .................         66       7,614
Net increase (decrease) in cash and cash equivalents ..............    (29,970)         66
Cash and cash equivalents, beginning of period ....................     57,364       2,505
                                                                      ---------   ---------
Cash and cash equivalents, end of period ..........................   $ 27,394    $  2,571
                                                                      =========   =========

Supplemental disclosure of cash flows information:

    Cash paid during the year for interest ........................   $     31    $     78
                                                                      =========   =========
    Common stock issued in connection with acquisitions ...........   $  8,446    $     --
                                                                      =========   =========
    Net liabilities acquired in acquisition .......................   $  1,360    $     --
                                                                      =========   =========
    Deferred compensation on stock options issued .................   $     --    $  2,005
                                                                      =========   =========
    Mandatory redeemable preferred stock dividends accrued ........   $     --    $    577
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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

         iGo Corporation (formerly Battery Express, Inc.) (the "Company") was incorporated in California in 1993 and is headquartered in Reno, Nevada. iGo Corporation (NASDAQ: IGOC) is a leading provider of parts and accessories for mobile technology products such as laptops, cell phones and wireless devices. iGo's mission is to keep the mobile professional powered up and connected anywhere they go. iGo's products are available online (www.igo.com) toll free (1-800-228-8374) and through a corporate account team, resellers and strategic partners. iGo's industry leading alliances and business partners include companies such as Ariba Inc., AT&T Wireless, IBM, Intelisys, Corp., NEC Computers, Inc., Perksatwork.com (now Abilizer Solutions), Ingram Micro, Concur Technologies and PurchasePro.com. iGo enables more than half of the FORTUNE 500 to efficiently purchase and receive mobile products and services overnight. Through the iGo.com website and corporate solutions representatives, iGo enables more than half of the FORTUNE 500 to efficiently purchase and receive mobile products and services overnight. iGo's products and services are available via the Internet (www.igo.com) and iGo's mobile sales specialists (24 hours a day, 7 days a week) at 1-800-228-8374.

BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements for the three-month periods and nine-month periods ended September 30, 2000 and 1999 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain interim information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial condition, results of operations, and cash flows have been included. The results of operations for the interim periods should not be considered indicative of results for any other interim period or for a full calendar year. These financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, in the Company's Form 10-K for the year ended December 31, 1999. Certain of the 1999 amounts included herein have been reclassified to be consistent with the 2000 condensed consolidated financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000. Management has determined that adoption of SFAS No. 133 will not have a material impact on its consolidated financial statements.

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


2. ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following at September 30, 2000 and December 31, 1999:

DOLLARS IN THOUSANDS                              SEPTEMBER 30,   DECEMBER 31,
                                                      2000           1999
                                                    --------       --------
     Trade receivables ..........................   $ 6,411        $ 2,179
     Other current receivables ..................       284            547
     Allowance for bad debt .....................    (1,067)          (565)
                                                    --------       --------
          Total accounts receivable, net ........   $ 5,628        $ 2,161
                                                    ========       ========


3. INVENTORY

      Inventory consists of the following at September 30, 2000 and December 31, 1999:

DOLLARS IN THOUSANDS                              SEPTEMBER 30,   DECEMBER 31,
                                                      2000           1999
                                                    --------       --------
     Products on hand .......................       $ 7,528        $ 2,863
     Inventory reserve ......................          (757)          (307)
                                                    --------       --------
          Total inventory, net ..............       $ 6,771        $ 2,556
                                                    ========       ========

4. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at September 30, 2000 and December 31, 1999:

DOLLARS IN THOUSANDS                              SEPTEMBER 30,   DECEMBER 31,
                                                      2000           1999
                                                    --------       --------
     Leasehold improvements .....................   $   441        $   365
     Furniture and equipment ....................     3,303          2,212
     Software ...................................     2,008          1,318
     Accumulated depreciation and amortization ..    (1,176)          (373)
                                                    --------       --------
          Total property and equipment, net .....   $ 4,576        $ 3,522
                                                    ========       ========


5. LEGAL PROCEEDINGS

         We previously reported that the company from whom we purchased the rights to the 1-800-Batteries toll-free telephone number and name had filed an arbitration claim alleging our material breach of the purchase agreement, terminating the contract, and demanding a return of the number and name as well as unspecified monetary damages. An arbitration proceeding was held in Richmond, Virginia, in late June 2000. In late August 2000 the arbitrator ruled that while we would be required to pay the other company approximately $125,000 (inclusive of fees), we could keep both the phone number and related name. Further, our ongoing obligations under the contract are now terminated. We are very pleased with the result of this arbitration and consider it a very positive development for the Company in terms of paying a limited sum to confirm unrestricted rights to these assets with no continuing covenants or obligations to the seller.

         We had also previously reported that on October 11, 1999, in the Second Judicial District Court of the State of Nevada in and for the County of Washoe, Microflex Corporation filed a lawsuit against us and certain of our employees based upon circumstances surrounding our hiring of several former Microflex employees. The suit alleged that we induced certain former Microflex employees to breach the terms of their nondisclosure and nonsolicitation agreements with Microflex, that we interfered with Microflex's contractual relations and prospective economic advantage, and that we engaged in unfair competition. Based on our belief that these charges were without merit, we filed a motion to dismiss the charges, and in August 2000 the court granted our motion as to several of the claims. Based in large part on the success of our motion, Microflex, through its counsel, has verbally agreed to drop the remaining claims against us and enter into a mutual release on this matter. We anticipate formal documentation of this most favorable resolution to be in place shortly.


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

         On August 29, 2000, the Company acquired substantially all the assets of Xtend Micro Products, Inc., for $2,500,000 in cash and 2,268,451 shares of iGo Common Stock for Xtend. Of such shares, 1,896,574 shares are subject to an earn-out provision based on the post-closing operating performance of the Xtend business unit. Xtend will have the opportunity to earn up to an additional $2,500,000 in a combination of iGo Common Stock and/or cash (at iGo's election) for exceptional post-closing operating performance. Founded in 1990, Xtend Micro Products Inc. is a leader in OEM and OEM compatible power products and accessories for the portable computer market.

         Each acquisition was recorded using the purchase method of accounting under Accounting Principles Board ("APB") Opinion No. 16. Results of operations for each acquired company have been included in the financial results of the Company from the respective acquisition date forward. In accordance with APB Opinion No. 16, all identifiable assets were assigned a portion of the cost of the acquired companies (purchase price) on the basis of their respective fair values. Identifiable intangible assets and goodwill are included in "Intangibles and other assets, net" on the accompanying condensed consolidated balance sheets and are amortized over their estimated useful lives, which approximates 40 months for both Cellular Accessory Warehouse and Road Warrior International, and 60 months for Xtend Micro Products. Intangible assets were identified and valued by considering the Company's intended use of acquired assets and analysis of data concerning products, technologies, markets, historical financial performance, and underlying assumptions of future performance. The economic and competitive environment in which the Company and the acquired companies operate was also considered in the valuation analysis. The Company periodically evaluates its intangible assets for impairment, and as of September 30, 2000, no write-downs have been recorded.

         The pro forma condensed consolidated financial information for the nine-month period ended September 30, 1999, determined as if all acquisitions had occurred on January 1 of that period, would have resulted in net sales of $24.4 million, net loss of $7.9 million, and basic and diluted loss per share of $1.32. Due to the timing of the acquisitions on January 4, 2000 and January 11, 2000 for Cellular Accessory Warehouse, and Road Warrior International, respectively, no significant activity took place prior to the acquisitions and therefore pro forma results are not presented. The pro forma condensed consolidated financial information for the nine-month period ended September 30, 2000, determined as if the Xtend acquisition had occurred on January 1 of that period, would have resulted in net sales of $35.3 million, net loss of $17.9 million, and basic and diluted loss per share of $0.85. This unaudited pro forma information is presented for illustrative purposes only, and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had iGo Corporation and the acquired companies been combined during the specified period.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The following discussion was prepared by iGo Corporation (referred throughout this document where appropriate, as "iGo," "Company," "we," "our," and "us"), and should be read in conjunction with, and is qualified in its entirety by, the Consolidated Financial Statements and the Notes thereto included in this report as well as the Factors That May Effect Future Results that follow this discussion. The following discussion and other material in this report on Form 10-Q contain certain forward-looking statements. The forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and upon assumptions with respect to future business decisions which are subject to change. Accordingly, actual results could differ materially from those contemplated by such forward-looking statements.

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

         We incurred net losses of $15.0 million in 1999, $1.9 million in 1998 and $886,000 in 1997. For the nine months ended September 30, 2000, our net loss was $18.8 million. At September 30, 2000, we had an accumulated deficit of approximately $37.9 million. These net losses resulted from costs associated with our implementation of marketing programs to attract new customers, as well as our development of the Company's website, proprietary databases, and our operational infrastructure.

         We plan to continue to invest in marketing and promotion, to hire additional employees and to enhance our website and operating infrastructure. Therefore we expect to continue to incur significant sales and marketing, general and administrative and product development expenses. As a result, we will need to generate significantly higher revenues to achieve and maintain profitability. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater, which will in turn delay or prevent our achievement of profitability.

THREE MONTH PERIOD AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARISON TO THREE MONTH PERIOD AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999

         NET PRODUCT REVENUE. Net product revenue consists of product sales to customers and outbound shipping charges, net of any discounts and reserves for expected returns. Net product revenue increased from $5.3 million for the three month period ended September 30, 1999 to $11.2 million for the three month period ended September 30, 2000 and from $13.0 million for the nine month period ended September 30, 1999 to $28.0 million for the nine month period ended September 30, 2000. The increase in net product revenue was primarily a result of new marketing and strategic relationship initiatives, repeat purchases from pre-existing buyers, increased business-to-business sales and increased sales through our distribution channels.

         GROSS MARGIN. Gross Margin is net product revenue less the cost of sales, which consists primarily of the cost of products sold to customers, inbound shipping expense and outbound shipping charges. Cost of goods sold increased from $3.5 million for the three month period ended September 30, 1999 to $7.4 million for the three month period ended September 30, 2000 and from $8.5 million for the nine month period ended September 30, 1999 to $18.9 million for the nine month period ended September 30, 2000. Our gross margin decreased from 34.1 % in the third quarter of 1999 to 33.6 % in the third quarter of 2000 and from 34.7 % for the nine month period ended September 30, 1999 to 32.5 % for the nine month period ended September 30, 2000. The decreases in gross margin from the prior year periods were primarily the result of a moderate shift in the sales mix to higher volume corporate accounts with more aggressive multi-unit pricing. On a sequential quarter basis, our gross margin increased from 21.6% for the fourth quarter of 1999 to 31.3% for the first quarter of 2000 to 32.1% for the second quarter 2000 and again to 33.6 % for the third quarter of 2000. This increase in gross margin over the last four quarters has primarily been the result of a shift in our sales mix back toward our higher margin core products, principally model specific accessories such as batteries, adapters, chargers and hard drives, utilization of our alliances with IBM and NEC, and better sourcing, especially offshore.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of advertising costs, fulfillment expenses, credit card costs and the salary and benefits of our sales, marketing and customer contact center personnel. Advertising and promotional expenses include online marketing efforts, print advertising, trade shows, pay for performance and direct marketing costs. Sales and marketing expenses increased from $4.1 million for the three month period ended September 30, 1999 to $5.5 million for the three month period ended September 30, 2000 and from $8.3 million for the nine month period September 30, 1999 to $18.0 million for the nine month period ended September 30, 2000. The increase was principally due to increased fulfillment related expenses to support the increase in sales volume, as well as the increased headcount for the corporate sales team. The most significant single component of sales and marketing expense is advertising costs. From the third quarter of 1999 to the third quarter of 2000 advertising costs declined in absolute dollars from $3 million to $2.6 million. Expressed as a percentage of net revenue, advertising costs decreased from 56% in the third quarter of 1999 to 23% in the third quarter of 2000. Accordingly, we have more than doubled the efficiency of our ad spend over the past year. The biggest drivers of this favorable trend are the aggressive pursuit of pay for performance marketing opportunities and the continued refinement of out database profiling for direct marketing campaigns. Overall, the continued focus on more efficient marketing opportunities combined with favorable business-to-business trends are the most significant factors behind our reduction in operating losses each quarter this year.

         PRODUCT DEVELOPMENT. Product development expenses consist primarily of payroll and related expenses for merchandising and website personnel, site hosting fees and web content and design expenses. Product development expenses increased from $168,000 for the three month period ended September 30, 1999 to $881,000 for the three month period ended September 30, 2000. This increase of approximately $700,000 was due to additional investment incurred to improve the business-to-business (B2B) functionality of our web site as well as integration costs with the B2B enablers and the development of custom corporate internet sites. For the nine month period ended September 30, 1999 compared to the nine month period ended September 30, 2000, product development expenses increased $3.3 million from $518,000 to $3.8 million. This increase was primarily due to additional investment made to improve the functionality and speed of our existing web site, as well as planning and design costs incurred for the next generation of our web site and increased personnel.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries and related costs for our executive, administrative and finance personnel, support services and professional fees, as well as general corporate expenses such as rent and depreciation. General and administrative expenses increased from $1.2 million for the quarter ended September 30, 1999 to $2.0 million for the quarter ended September 30, 2000. Expressed as a percentage of net revenue, general and administrative expenses decreased from 23% to 18%, respectively. From the nine month period ended September 30, 1999 to the nine month period ended September 30, 2000, general and administrative expenses increased $3.0 from $3.0 million to $6.0 million. The increase in general and administrative expenses for both the three month period and nine month period ended September 30, 2000 over previous periods was attributable to three principal factors: first, the addition of personnel in the operations, information technology, finance and administrative teams; second, an increase in non-cash expenses, depreciation and deferred compensation; and third, the move from our old 18,000 square foot facility to our new 85,000 square foot facility in January of this year to accommodate our growth.

         MERGER AND ACQUISITION COSTS. In the three month period and nine month period ended September 30, 2000, we incurred $527,000 and $1.5 million, respectively, in merger and acquisition costs inclusive of goodwill. Amortization of this goodwill during the three month period ended September 30, 2000 totaled $400,000 from the January acquisitions of Road Warrior International and Cellular Accessory Warehouse, and $127,000 from the August 29, 2000 acquisition of Xtend. Goodwill and covenants not to compete are amortized on a straight-line basis over their respective useful lives, generally 40 to 60 months. There were no merger and acquisition related costs in 1999.

         OTHER INCOME (EXPENSE), NET. Other income (expense), net, consists primarily of interest income earned on cash and cash equivalents, interest expense on borrowing and capital leases, and losses resulting from disposals of fixed assets. Other income (expense), net, changed from expense of $14,000 for the three month period ended September 30, 1999 to income of $492,000 for the three month period ended September 30, 2000. The change was primarily attributable to an increase in interest income of $470,000 from interest earned on the net proceeds from the initial public offering in October 1999. Other income (expense), net, changed from expense of $224,000 for the nine month period ended September 30, 1999 to income of $1.4 million for the nine month period ended September 30, 2000. The change was primarily attributable to an increase in interest income of $1.4 million from interest earned on the net proceeds from the initial public offering in October 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         Prior to our initial public offering, we financed our operations primarily through the sale of preferred stock, capital lease obligations and revolving credit facilities. Prior to our initial public offering, we received $13.2 million from the sale of preferred stock, net of issuance costs. Of this amount, $1.4 million was received in June 1996, $6.0 million in October 1998 and $5.8 million in July 1999. Proceeds from equipment financed under a sale-leaseback transaction, net of principal repayments, amounted to $685,000 during the year ended December 31, 1999. There were no proceeds from equipment financed under sale-leaseback transactions during the nine month period ended September 30, 2000. Proceeds from our initial public offering in October 1999, net of offering costs, amounted to approximately $62.6 million.

         Net cash used in operating activities was $24.0 million for the nine month period ended September 30, 2000, and $6.0 million for the nine month period ended September 30, 1999. Net cash used in operating activities consisted primarily of net losses, as well as increased inventory balances and fluctuation in accounts receivable and accounts payable between periods, partially offset by increased depreciation and amortization and reserve accounts.

         Net cash used in investing activities was $6.0 million for the nine month period ended September 30, 2000. Of this amount, $4.1 million was for the acquisition of businesses, and the remainder, $1.9 million, was for the acquisition of property and equipment. Net cash used in investing activities was $1.6 million for the nine month period ended September 30, 1999, and reflects purchases of property and equipment and other assets commensurate with the overall growth of our business.

         Net cash provided by financing activities was $66,000 for the nine month period ended September 30, 2000, and $7.6 million for the nine month period ended September 30, 1999. Cash provided by financing activities in 2000 reflected proceeds from exercise of stock options, partially offset by principal payments on a short-term note and capital leases. Cash provided by financing activities in 1999 reflected proceeds from borrowings under a line of credit, proceeds from a sale leaseback and issuance of mandatory redeemable preferred stock that was converted to common stock concurrent with the closing of our IPO, partially offset by principal payments on capital leases.

         We offered 5,000,000 shares of our common stock in our initial public offering on October 13, 1999, and an additional 750,000 shares were issued upon exercise of the underwriters' overallotment option in November 1999. Our common stock is quoted on the NASDAQ National Market under the symbol "IGOC."

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

WE HAVE A HISTORY OF LOSSES AND WE EXPECT LOSSES FOR THE NEXT SEVERAL QUARTERS

         Since our inception in 1993, we have incurred significant net losses, resulting primarily from costs related to developing our proprietary databases, establishing our brand, building our customer contact center, developing relationships with suppliers and attracting users to our website. At September 30, 2000, we had an accumulated deficit of approximately $37.9 million. Although we have experienced an annual increase in net product revenue each year, this growth may not be sustainable. Because of our plans to invest heavily in marketing and promotion, hire additional employees and enhance our website and operating infrastructure, we expect to continue to incur significant sales and marketing and general and administrative expenses. As a result, we will need to generate significantly higher revenues to achieve and maintain profitability. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater, which in turn will delay or prevent our achievement of profitability.

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

STRENGTHENING THE iGo BRAND IS CRITICAL TO OUR SUCCESS

         During 1999 we launched our iGo brand, and we have implemented aggressive traditional and online marketing programs to promote our brand in order to attract visitors to our website. We believe that strengthening the iGo brand will be critical to the success of our business. We cannot be certain that our brand will attract new customers or retain existing customers, and the failure to maintain a strong and effective brand may harm our business, financial condition and results of operations.

IF WE FAIL TO MANAGE EXPANSION EFFECTIVELY, OUR BUSINESS AND PROSPECTS COULD BE SERIOUSLY HARMED

         Our ability to execute our business model in a rapidly evolving market requires an effective planning and management process. At December 31, 1999, we had a total of 169 full-time employees and at September 30, 2000, we had a total of 256 full-time employees. We plan to continue to hire additional employees and to expand our warehouse facilities. This growth has placed, and we expect our anticipated growth to continue to place, a significant strain on our management systems and resources. To manage our growth, we must successfully implement operational and financial systems and controls, properly integrate acquired businesses, and recruit, train and retain new employees. Some key members of our management team have recently been hired. These individuals have had little experience working in our organization. We cannot be certain that we will be able to integrate new executives or other employees into our organization effectively. In addition, there will be significant administrative burdens placed on our management team as a result of our status as a public company. If we do not manage growth effectively, our business, financial condition and results of operations could be harmed.

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

THE FAILURE TO SUCCESSFULLY GROW, MANAGE AND USE OUR DATABASE OF CUSTOMERS AND USERS WOULD HARM OUR BUSINESS

         We intend to continually expand our database of customers, potential customers and website registrants to more effectively create targeted direct marketing offers. We seek to expand our customer database by using information we collect through our website and our customer contact center, as well as from purchased or rented lists. We must also continually develop and refine our techniques for segmenting this information to maximize its usefulness. If we are unable to expand our customer database or if we fail to utilize this information successfully, our business model may not be successful. In addition, if federal or state governments enact privacy legislation resulting in the increased regulation of mailing lists, we could experience increased costs in complying with potentially burdensome regulations concerning the solicitation of consents to keep or add customer names to our mailing lists.

FAILURE OF OUR STRATEGIC RELATIONSHIPS TO ATTRACT CUSTOMERS COULD HARM OUR BUSINESS

         We intend to continue to establish, leverage and grow key strategic relationships with manufacturers, suppliers and electronic commerce partners to enable us to collect crucial product-specific information, ensure access to adequate product supply and acquire new customers. For example, we have entered into strategic relationships with the NEC Computer Systems Division (or NEC), IBM, and Motorola, that provide us with priority access to new products and give us the ability to offer a more integrated electronic commerce solution for enterprises. In addition, we plan to establish additional online partnerships that create direct online links from other websites and from the portable computing and mobile communications areas of major Internet portals. For example, we recently entered into an agreement with Ariba, which enables customers to order our products from the Ariba purchasing system, and we recently launched our online affiliate program. We cannot be certain that any of these strategic relationships or partnerships will be successful in attracting new customers. In addition, the strategic relationship with Motorola is not subject to a written agreement, and the agreements with Ariba and NEC may be terminated by any party at any time upon written notice. Furthermore, under our agreement with NEC we are currently obligated to purchase at least $4,000,000 of product per year, which requirement may be increased, decreased or waived by NEC at its discretion. Because our agreement with NEC was only recently established, it is uncertain whether we will meet or exceed the stated purchase obligation. The terms of one agreement with IBM require us to purchase at least $2,000,000 of product per year. If iGo fails to meet this purchase level, IBM has the discretion to allow iGo to cure before terminating the agreement. Also, either party may terminate the agreement with or without cause on three months written notice. Consequently, we cannot be certain that we will be able to maintain these strategic relationships in the future. If these programs fail to attract additional customers or if we are unable to maintain these relationships, our business, financial condition and results of operations could be harmed.

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

FAILURE OF THIRD PARTY SUPPLIERS TO SHIP PRODUCTS DIRECTLY TO OUR CUSTOMERS COULD HARM OUR BUSINESS

         The failure of our suppliers to continue to ship products directly to our customers or to ship products to our customers in a timely manner could result in lost revenues, customer dissatisfaction and damage to our reputation. In addition, if we could not depend on these suppliers to ship products to our customers directly, we would have to carry the products in our inventory, which would expose us to risks of excess inventory, outdated merchandise and increased warehouse costs, all of which could harm our business.

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

WE MAY NOT BE ABLE TO PROTECT AND ENFORCE OUR TRADEMARKS, INTERNET ADDRESSES AND INTELLECTUAL PROPERTY RIGHTS

         We seek to protect our brand and our other intellectual property through a combination of copyright, trade secret and trademark laws. Our iGo brand and our Internet address, WWW.IGO.COM, are important components of our business strategy. We have filed trademark applications in the U.S. Patent and Trademark Office to register "iGo," and "iGo.com. " The PTO examiner has approved the "iGo" and "iGo.com" applications for publication for opposition by third parties. Although we expect to obtain registrations for "iGo" and "iGo.com" in due course, we cannot guarantee that we will be able to secure registration of these marks.

         Even if we are able to secure registration of these marks , there is always the possibility that a third party claiming to have prior rights in a similar mark, could object to our use of these marks and could petition to cancel our trademark registrations. In the event of such an objection by a third party, we may be required to stop using these marks. If we had to change our marks and no longer use the "iGo" and "iGo.com" marks, this could cause confusion to our customers and in the marketplace and harm our business, financial condition and results of operations, and could cause the price of our common stock to decline.

         We have also filed trademark applications for "iGo," "iGo.com" and our logo in various jurisdictions outside the United States. We cannot guarantee that we will be able to secure the registration of these trademarks in foreign countries, or that we can use the mark in any foreign country without objection by a third party or parties having prior rights in a similar mark. This may affect our ability to do business in the countries where we currently conduct business or into which we intend to expand.

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

         We previously reported that the company from whom we purchased the rights to the 1-800-Batteries toll-free telephone number and name had filed an arbitration claim alleging our material breach of the purchase agreement, terminating the contract, and demanding a return of the number and name as well as unspecified monetary damages. An arbitration proceeding was held in Richmond, Virginia, in late June 2000. In late August 2000 the arbitrator ruled that while we would be required to pay the other company approximately $125,000 (inclusive of fees), we could keep both the phone number and related name. Further, our ongoing obligations under the contract are now terminated. We are very pleased with the result of this arbitration and consider it a very positive development for the Company in terms of paying a limited sum to confirm unrestricted rights to these assets with no continuing covenants or obligations to the seller.

         We had also previously reported that on October 11, 1999, in the Second Judicial District Court of the State of Nevada in and for the County of Washoe, Microflex Corporation filed a lawsuit against us and certain of our employees based upon circumstances surrounding our hiring of several former Microflex employees. The suit alleged that we induced certain former Microflex employees to breach the terms of their nondisclosure and nonsolicitation agreements with Microflex, that we interfered with Microflex's contractual relations and prospective economic advantage, and that we engaged in unfair competition. Based on our belief that these charges were without merit, we filed a motion to dismiss the charges, and in August 2000 the court granted our motion as to several of the claims. Based in large part on the success of our motion, Microflex, through its counsel, has verbally agreed to drop the remaining claims against us and enter into a mutual release on this matter. We anticipate formal documentation of this most favorable resolution to be in place shortly.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

         We have used a portion of the proceeds for investment in sales and marketing, and general corporate purposes, including capital expenditures ($3.8 million), as well as strategic acquisitions ($3.0 million). The remainder of the proceeds have been invested in short-term, interest-bearing, investment-grade securities. The use of proceeds from the offering does not represent a material change in the use of proceeds described in our final prospectus filed on October 15, 1999.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5. OTHER INFORMATION

         None


ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this Report:

          (1)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)


               EXHIBIT
               NUMBER                       DESCRIPTION
               ------                       -----------
               27.1                         Financial Data Schedule

(b)      REPORTS ON FORM 8-K

On September 13, 2000, the Company filed a Form 8-K under Item 2 announcing the Company's acquisition of Xtend Micro Products, Inc. The principal agreement for such transaction was filed in connection with such Form 8-K and, accordingly, is not included herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 14, 2000


                                            iGo CORPORATION


                                            /s/ Mick Delargy
                                            Senior Vice President and
                                            Chief Operating Officer
                                            (Duly Authorized Officer, Principal
                                            Financial and Accounting Officer)