Form 10-K
period 2000-12-31
IGO CORP
filed 2001-04-02
CIK 1073773

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

                 For the Fiscal Year Ended December 31, 2000, or
                                           -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the Transition period from ________ to ________.

                             Commission file number:

                                 IGO CORPORATION
             (Exact name of Registrant as specified in its charter)

            DELAWARE                              94-3174623
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)              Identification No.)

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the closing sale price of the Registrant's Common Stock on the Nasdaq National Market on March 1, 2001 was approximately $7,556,981 as of such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 23,301,593 shares of Registrant's Common Stock issued and outstanding as of March 1, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.
================================================================================
                                 iGo CORPORATION

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                      INDEX

                                     PART I
                                                                          PAGE
                                                                          ----
Item 1.  Business.......................................................    3
Item 2.  Properties.....................................................   18
Item 3.  Legal Proceedings..............................................   18
Item 4.  Submission of Matters to a Vote of
          Security Holders..............................................   18

                                     PART II

Item 5.  Market for the Registrant's Common
          Stock and Related Stockholders Matters........................   19
Item 6.  Selected Consolidated Financial Data...........................   21
Item 7.  Management's Discussion and Analysis
          of Financial Condition and Results of Operations..............   22
Item 8.  Financial Statements and Supplementary Data....................   37
Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure........................   37

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.............   37
Item 11. Executive Compensation.........................................   38
Item 12. Security Ownership of Certain Beneficial Owners
          and Management................................................   38
Item 13. Certain Relationships and Related Transactions.................   38

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K...........................................   38

Signatures ............................................................. F-21

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

         iGo, iGo (stylized), iGo.com, and Road Warrior are registered trademarks of iGo. Mobile Technology Outfitter, iGo Alerts, iGo Concierge and Pocket Dock are trademarks of iGo or its subsidiaries. This report also contains brand names, service marks and trademarks of other companies which are the property of their respective holders.



                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         Established in 1993 and headquartered in Reno, Nevada, iGo Corporation designs, manufactures and distributes parts and accessories for mobile technology products such as laptops, cell phones and wireless devices. iGo's mission is to help keep the mobile professional powered up and connected. iGo's products are available toll-free, online, through a dedicated corporate account team, hundreds of resellers and via a direct marketing catalog. iGo has a number of strategic partnerships with leading industry giants including IBM, NEC, Acer, Ericsson and Fujitsu. Some of iGo's corporate accounts include AT&T, UPS, Johnson & Johnson and Merck. iGo's products and services are available via the Internet (www.igo.com) and iGo's mobile sales specialists (24 hours a day, 7 days a week) at 1-800-228-8374. Our business combines the following key elements:

         o   our proprietary product, supplier and compatibility databases;

         o   our use of search technology to simplify the ordering process;

         o   our capability to rapidly ship business-critical orders;

         o   our focus on a high repeat purchase and replacement market;

         o our strategic referral relationships with key laptop OEM's (original equipment manufacturers) including IBM, NEC and Acer;

         o   our ability to offer customized solutions for corporate customers;
             and

         o our ability to serve corporate America through a growing network of distributors and value added resellers.

         As a result of these factors, we have rapidly grown our net revenues and our customer database, maintained high gross margins and established a leading position in the mobile accessory market. Our customer database includes profiles of over 750,000 mobile users and detailed transaction histories on over 300,000 buyers. Approximately 65% of the Fortune 500 have purchased products or services from us. In addition, we have developed strategic relationships with key business partners such as IBM, Acer, Ariba, Motorola, NEC, AT&T, Ingram Micro, LetsTalk.com, Perksatwork.com,PurchasePro, United Airlines and Delta Airlines. In January 2000, iGo completed the acquisitions of AR Industries, Inc., d.b.a. Road Warrior International, and CAW Products, Inc., d.b.a. Cellular Accessory Warehouse, in unrelated transactions. Road Warrior is a designer and distributor of laptop power and mobile connectivity products, as well as model-specific laptop hard drive upgrades. Cellular Accessory Warehouse is a distributor of model-specific cellular accessories. Both of these companies serve the business to business market. In August 2000, iGo completed the acquisition of Xtend Micro Products, Inc., a leader in power products and accessories for the portable computer market. All of these companies serve the business to business market.

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

GROWTH OF THE INTERNET AND ELECTRONIC COMMERCE

         The Internet has emerged as a global communications medium, enabling millions of users to obtain and share information, interact with each other and conduct business electronically. Mobile Insights estimates that the number of Internet users worldwide will increase from approximately 100 million in 2000 to
1.2 billion by 2005. Furthermore, the proliferation of mobile devises such as laptop computers, wireless PDA's and web enabled phones will account for approximately 81% of this total growth. The increasing adoption of the Internet as an important communications tool provides businesses with a new, attractive vehicle to deliver product information, market and sell products and services and provide ongoing customer support. IDC estimates that worldwide electronic commerce revenue will increase from approximately $50 billion in 1998 to more than $1.3 trillion in 2003, representing a compound annual growth rate of approximately 90%.

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

         o NO ONE-STOP SOURCE. Laptop computers, cellular phones and other handheld electronic devices are manufactured and distributed by many companies and there is no one complete source for model-specific products and accessories in this fragmented marketplace. Unlike the personal computer, book and music markets, there is no major distributor that carries even a fraction of the products needed to serve the mobile device and accessories market. As the installed base of mobile electronic devices continues to grow, it becomes increasingly difficult to maintain the comprehensive selection of products and accessories essential to meet the purchasing needs of individuals and businesses. Currently the iGo offering includes approximately 5,400 unique inventory items sourced from over 700 worldwide suppliers.

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

THE iGO SOLUTION

         iGo's mission is to help keep the mobile professional powered up and connected. We strive to be the most customer-centric mobile accessory company by making our products available through markets and channels that are important to our customers and partners. The iGo solution is available toll-free, online, through a dedicated corporate account team, hundreds of resellers,and via a direct marketing catalog. We enable businesses and individual consumers to efficiently identify, locate and purchase model-specific accessories and services for mobile electronic devices. Our proprietary relational databases of over 5,400 unique inventory items from more than 700 worldwide suppliers, combined with our comprehensive industry knowledge and service expertise, create a valuable one-stop solution for our customers and partners. We believe that our business model offers a comprehensive solution with significant benefits to mobile device manufacturers, business enterprises, mobile professionals and other people on the go.

         By focusing exclusively on the mobile market, we believe we are the expert mobile technology outfitter that powers being productive anytime, anywhere. We are in the business of fueling our customers' productivity with products and services that transform any space into a productive workspace. By serving a large global market through centralized distribution and operations, we can realize significant cost advantages relative to traditional retailers. We also provide customized Internet stores to meet the complete product and service needs of businesses that have large mobile professional staffs and field personnel.

         Key elements of the iGo solution include:

         COMPREHENSIVE SELECTION OF MOBILE PRODUCTS. We believe that we offer the world's largest selection of portable computing and mobile communications devices, batteries and accessories. We offer over 5,400 accessories and batteries compatible with the majority of brands and models of mobile devices sold over the past fifteen years.

         PROPRIETARY RELATIONAL DATABASES. We have developed a proprietary relational database architecture that enables our customers to accurately match their mobile accessories to compatible device brands and models. Our databases contain over 58,000 part numbers and 5,400 unique inventory items, with high resolution images and detailed product specifications. Our supplier database includes information on over 700 suppliers around the world. Our databases were assembled from primary research conducted over seven years and would be difficult for potential competitors to replicate, especially since mobile device manufacturers often do not maintain information on older model devices, accessories and batteries.

         PROPRIETARY PRODUCTS. Over the past year, principally through acquisitions, we have evolved from largely being a reseller of other companies' products to also having our own line of proprietary core accessories. These core accessories include: batteries, chargers, AC adapter, auto/in-flight power cord and international connectivity products for mobile devices. In the fourth quarter of 2000, we were the first company to introduce an auto/in-flight power cord for portable DVD players. We also upgraded our popular laptop auto power cord to 72 watts to position the company for the next wave of even more power-hungry laptops and introduced an ultra-small USB docking product, the Pocket Dock. We believe that introducing our own line of proprietary products is important for four principal strategic reasons. First, it enables us to be a supplier of products to the OEM's. Second, it allows us to build our brand more cost effectively through the strength of our product offering . Third, it creates stronger barriers to market entry. Lastly, it enables us to build deeper strategic partnerships.

         AUTHORITATIVE SOURCE FOR MOBILE PRODUCT INFORMATION. We provide our customers with solutions by answering important technical support questions and making purchase recommendations for mobile devices and accessories. Our industry knowledge enables us to better serve our customers. Our product reference guide and our quality customer service encourage repeat purchases and word-of-mouth referrals. By leveraging authoritative content such as our website resources and strategic relationships with original equipment manufacturers such as IBM, Acer and NEC, we have been able to create commerce opportunities to attract and retain customers. Our online support enables customers to efficiently find solutions to their problems in the field.

         STRONG DIRECT MARKETING EXPERTISE. Our direct marketing experience has allowed us to develop an effective customer acquisition and retention model. Since our inception in 1993, we have assembled detailed profiles of over 750,000 mobile users. These profiles typically include the brands and models of each user's portable devices along with the original advertising lead source that prompted the user to contact us. In addition, this database contains detailed transaction histories on over 300,000 of our customers. The knowledge derived from these detailed transaction histories enables us to better recommend model-specific and customer-specific accessories. The model-specific accessory relationship also provides us with built-in customer personalization. Once we know the customer's model we can automatically recommend a host of accessories specially designed for that laptop, cell-phone or PDA. In addition, rechargeable batteries wear out over time as the heat and stress of repetitive charge and discharge cycles degrade the chemical components of the cells. By leveraging our one-to-one marketing expertise combined with our product lifecycle knowledge, we can develop effective customer repurchase strategies.

         CORPORATE AND MANUFACTURER BENEFITS. Corporate purchasing managers use iGo to simplify the process of purchasing mobile devices and accessories. We enable enterprises to efficiently support their skilled mobile workforces and protect their investment in expensive, productivity-enhancing computing and communications devices by providing batteries and accessories that keep these devices running. We also effectively solve the problem of how to support older models of laptops. Manufacturers, such as IBM, Acer and NEC, work closely with us to provide product specification information and free customer referrals because we provide quality service to their customers. We save manufacturers money on call center and customer service costs by handling after-market battery and accessory sales for their laptops and cell phones especially since direct to consumer sales are not part of their strategic focus. We also help support their brand because we provide their valued customers with an accessory source after the manufacturer has discontinued the accessories for a model.

STRATEGY

         Our strategy is to continue to offer a comprehensive, customer-centric solution that provides significant benefits to all participants in the mobile product marketplace, including manufacturers, business enterprises, mobile professionals and other people on the go. Our goal is to be the leading one-stop solution for the mobile product marketplace, and to reach this goal, we plan to:

         FOCUS ON THE BUSINESS TO BUSINESS MARKET. We intend to leverage our brand, our proprietary products, our electronic commerce and database platform, our strategic relationships and our operating infrastructure to pursue additional opportunities in the corporate market. We have implemented a customized Internet store for Dell Computer and Lucent Technologies, and we plan to increase our online corporate sales by expanding the number of customized corporate Internet stores that we operate and by leveraging our distribution relationships with Ingram Micro Inc. and Tech Data Corporation. We also have relationships with Internet- based corporate purchasing solutions such as Ariba, Purchase Pro and Intelisys. Between the fourth quarter of 1999 and the fourth quarter of 2000 the percentage of total net revenue derived from business to business accounts increased from 44% to 74%. Servicing business accounts also has inherent operational benefits because we are servicing multiple end users through that one corporate touch point. Over the same time period we saw business to business sales increase by 68%, and the net average order size increased by 38% from $153 to $211.

         PROVIDE CO-BRANDED OUTSOURCE SOLUTIONS FOR OTHER MOBILE RELATED WEBSITES. We believe the combination of comprehensive selection and high service positions us as an excellent outsource partner for other mobile related websites that are looking to drive additional revenue sources to their customer base. We have implemented a co-branded mobile accessory configuration, with an emphasis on in-flight power, on the Delta Airlines site and anticipate implementing a similar program with United Airlines soon.

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

         PURSUE STRATEGIC ACQUISITIONS. There are many businesses serving certain elements of the mobile device market. In addition to our recent acquisitions of Xtend Micro Products, Road Warrior International and Cellular Accessory Warehouse, we intend to continue to assess opportunities to acquire companies to further enhance our mobile market capabilities and business to business presence, and will pursue such opportunities where overall market conditions and our business focus and condition warrant. We intend to be opportunistic about acquiring customer lists or technologies that can extend our reach and service capabilities.

         PURSUE STRATEGIC PARTNERSHIPS. We believe our business model adds value to electronic commerce, catalog and "big box" retailers of laptop computer and cell-phones. The fact that we focus on the accessories, not the devices, allows us to partner with these companies in a non-competitive way to offer a more comprehensive solution to their customers. They can outsource the complexity of these model-specific accessories to us. These relationships can range from selling product directly to these resellers to a turnkey outsource solution with us providing the front-end accessory configurations and the back-end fulfillment. In fiscal year 2000, we established reseller relationships with both CDW and Insight.

THE iGO.COM EXPERIENCE

         Our web technology and database cross-reference architecture is the cornerstone of our company. This technology powers our web site, purchasing portals, custom business to business web sites and intranets, and is used by our customer solution and corporate direct sales teams. Through this technology we offer a comprehensive online purchasing and information destination for businesses and customers in search of solutions to their portable computing and mobile communications needs. We offer products, services and content geared to the unique requirements of business professionals that office on the go. Our proprietary databases enable customers to easily identify the exact products and services they need. Our customized content contains recommendations for solutions to problems typically faced by mobile professionals and others who use laptop computers, cell phones and other portable electronic devices.

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

PRODUCT OFFERINGS

         We focus on providing a comprehensive selection of quality products for mobile professionals and other people on the go. Prices typically range from $69 to $269, but can be as low as $10 and as high as $1,300. We offer an extensive selection of product categories, including:

         o LAPTOP COMPUTER ACCESSORIES AND SERVICES. We offer a broad selection of model-specific laptop accessories including batteries, chargers, power adapters, auto/in-flight power cords, hard drive upgrades, memory upgrades, external storage media, modems, port replicators, peripherals, mobile software and carrying cases.

         o WIRELESS DATA SERVICES. We offer wireless modem/CDPD services from LetsTalk, Verizon, GoAmerica, AT&T and Bell Atlantic, and interactive paging for remote business users from Bell South and Metrocall.

         o CELLULAR PHONES, ACCESSORIES AND SERVICES. We offer the most popular models of cellular phones from Nokia, Motorola and Ericsson, as well as a comprehensive assortment of service plans. The service plans are provided through our partnership with LetsTalk. We offer model-specific accessories including batteries, hands-free devices, chargers, power adapters, car cords, laptop modem adapters and protective cases.

         o HANDHELD ELECTRONIC DEVICES AND ACCESSORIES. We offer a selection of handheld devices, including Palm and Windows CE devices, from companies such as Handspring, Palm, Casio, Compaq, NEC, Motorola and Philips. We also carry a wide selection of model-specific accessories for these products, including batteries, modems, stylus tools, software and peripherals. We plan to be a leading provider of handheld internet access devices, accessories and services, capitalizing on the increasing popularity of WAP (Wireless Applications Protocol).

         o TRAVEL PRODUCTS AND MOBILE SERVICES. We offer a complete line of international phone and power adapters so our customers can power up and connect with their mobile technology products and accessories anywhere in the world. To complement our product offering we also offer services such as Road Warrior email news (full of tips and tricks), iGo Alerts (a free service that allow customers to get news headlines, stock quotes and other custom news sent directly to any mobile device) and iGo Concierge (a fee based service, that puts road side assistance, travel directions and general information just a toll-free call away).

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

         We are also a partner for the Ariba enterprise purchasing system. This electronic commerce-based system allows global enterprises to automate the requisition, approval, purchasing and delivery of supplies and services. Our relationship with Ariba enables their customers to quickly and easily order our entire range of products from within the Ariba purchasing system. We plan to leverage this relationship with Ariba to further penetrate enterprises worldwide with our solution. In February 2000, we further expanded our business to business capabilities by partnering with Intelisys Electronic Commerce, Inc. to make the iGo product offering available to the three million small and medium size businesses that are part of the Intelisys' purchasing community. Our presence on the online purchasing portals was further expanded in February 2000, when we formed a strategic alliance with PurchasePro.

         Our strategic relationship with Motorola allowed us early access to the Motorola StarTAC(R) Clip-on Organizer for Motorola's StarTAC(R) telephone. Our relationship with Motorola also includes product sourcing for our iGo-branded products.

         In December iGo announced that Acer America Corporation had selected iGo as the primary notebook accessory supplier for Acer America notebooks. In addition, iGo will power and maintain Acer America's accessory Web page--accessories.acer.com. iGo will provide the complete inventory of TravelMate accessories (e.g. batteries, chargers, adapters etc.) via a dedicated 800 line and through the accessories.acer.com website that is powered by iGo technology. iGo will also provide total lifecycle accessory support for Acer legacy products (discontinued notebooks).

         We have also launched a partnership with LetsTalk.com, a leading provider of wireless service configuration technology. Under the terms of the relationship, the LetsTalk.com technology will power the cell phone and activations section of the iGo web site with LetsTalk.com providing the fulfillment and inventory management. iGo receives a revenue share on these activations and has become the preferred cellular accessory provider for LetsTalk.com.

         In January 2000, the acquisition of Road Warrior International provided us with a distribution relationship with Ingram Micro, the world's largest distributor of computer related products. In August 2000, the acquisition of Xtend Micro Products further expanded the scope of this relationship and also added Tech Data as a distributor of our products. These distribution relationships allow us to reach additional customers more cost effectively. Many of the Fortune 1000 size companies rely on contractual relationships with VAR's (Value Added Resellers) for their technology needs, and these VAR's rely on major distributors such as Ingram Micro Inc. and Tech Data Corporation for product supply.

         Our strategic relationships with Motorola, Acer and LetsTalk.com are not subject to a formal written agreement, and our agreements with NEC and Ariba are terminable by either party at any time upon written notice. In addition, under our agreement with NEC we are currently obligated to purchase at least $4,000,000 of product per year, which requirement may be increased, decreased or waived by NEC at its discretion. The terms of one agreement with IBM require us to purchase at least $2,000,000 of product per year. If iGo fails to meet this purchase level, IBM has the discretion to allow iGo to cure before terminating the agreement. Also, either party may terminate the agreement with or without cause on three months written notice. It is uncertain whether we will meet or exceed the stated purchase obligations. Consequently, these relationships will continue to evolve over time. We can provide no assurance that these relationships will continue on their current terms or at all.

MARKETING AND CUSTOMER ACQUISITION

         We employ a combination of traditional and online marketing programs to acquire customers and build brand awareness. These programs are designed to cost-effectively acquire high-value purchasing agents and mobile users as customers and generate online sales. We believe our marketing and advertising strategy efficiently reaches our target market in the environments in which they use our products--at work, at home, and while traveling. In addition, because we sell accessories and batteries for leading national brands, we believe that we are able to leverage the large advertising and promotional investments of mobile device manufacturers to generate demand for the products we sell.

         OFFLINE MARKETING AND PROMOTION. Our offline advertising strategy is based principally on direct marketing campaigns featuring our Corporate Buyers Guide and product reference guide. We favor direct marketing efforts because of the customer segmentation (frequency, recency and monetary) analytics that can be applied to improve customer response. In addition, we place a limited number of print ads in key airline publications to target frequent business travelers.

         We use our Corporate Buyers Guide and product reference guide as cost-effective vehicles to drive customers to our website. We distributed approximately 14 million of these full-color direct mail pieces in fiscal year 2000. Mobile device manufacturers and service providers supply cooperative advertising support to subsidize a portion of the cost of producing these guides. Our corporate buyers guide and product reference guide demonstrates our comprehensive mobile product selection and creates strong brand awareness. We also use our direct mail pieces to promote the benefits of online procurement in general, as well as the specific benefits of our solutions and tips.

         ONLINE MARKETING AND PROMOTION. Our online marketing and promotion strategy is designed to increase customer traffic to our website, acquire new customers and encourage repeat purchasing behavior. Through our advertising and promotions, we target purchasing agents and mobile professionals and other people who are themselves purchasers or who influence the purchase of mobile products and accessories at work. Our advertising campaigns are designed to identify with the unique needs of these people, who typically require products and services to simplify their lives, as well as complete solutions to their everyday portable computing and mobile communications problems.

         Our on-line marketing and promotion efforts are based on a two-pronged approach. We use pay-for-performance and affiliate deals as the principal on-line mechanism to acquire new customers and we use email campaigns as our principal on-line customer retention vehicle. We pay our registered affiliates and partners a referral fee in the range of 7% to 15% of the net revenue generated from the initial customer order received from the link to our website. For email customer retention and repurchase efforts, we endeavor to use the same frequency, recency and monetary segmentation we use for Buyers and reference guide mailings combined with one-to-one personalization based on past purchase activity. For example, we can send special promotions to all owners of cell phones or only to owners of a certain brand, or we can send email to customers at a specified time period after initial purchase to remind them to replace their laptop batteries.

         CHANNEL MARKETING ACTIVITIES. In order to leverage the benefit of the large direct sales forces employed by our two key distribution partners, Ingram Micro and Tech Data, together with large resellers, we routinely participate in joint marketing opportunities. These include sponsoring sales force training, participating in their direct marketing catalogs and promotions.

CORPORATE SALES

         According to a survey by Sherwood Research, 89% of laptops are purchased by corporations. To take advantage of this opportunity we established a dedicated corporate sales team in 1998. Our corporate sales team targets large corporations, medium-to-small businesses and government agencies and educational institutions, in an effort to generate large and recurring orders and to direct sales to our website. In particular, our corporate sales representatives target enterprises with large field sales forces or large installed bases of laptop computers or cell phones, including pharmaceutical, insurance, financial, telecommunications and consulting companies. To date, we have sold products to approximately 65% of the Fortune 500. Business to business sales accounted for 74% of total net revenues for the fourth quarter of 2000, almost double the 42% realized in the fourth quarter of 1999. The principal drivers of the increased business to business mix are our strategic relationships with laptop manufacturers such as IBM, NEC and our newest OEM partner Acer. In addition, we continue to drive our business to business revenues through our continued focus on and relationships with business to business on-line enablers such as Ariba, Purchase Pro and Intelisys, as well as the efforts of our corporate direct sales force.

         Our corporate sales team generates leads from individual purchasers within large organizations found in our user database, by conducting primary research and outbound calls, by meeting corporate purchasing managers in the field and by responding to corporate requests for proposals. In addition, we have begun to enter into relationships with large companies, such as Dell Computer, Lucent Technologies, Siemens, Johnson & Johnson, Computer Associates and the US Navy, in which we offer a secure online purchasing solution dedicated to their authorized employees. In these customized Internet stores, site design, product pricing and SKUs available for sale can all be tailored and controlled to meet the needs of our corporate customers.

         As of March 1, 2001, we employed 15 corporate account managers and a director of corporate sales.

CUSTOMER SERVICE

         Our goal is to provide our customers with the highest level of customer support. Our customer solutions representatives are available in our customer contact center 24 hours-per-day, 365 days-per-year. Representatives handle contacts with customers through telephone, fax, email and live text chat. Our support services include product inquiries, ordering, technical support and customer service issues. We provide a high level of support by utilizing our sophisticated product and compatibility databases and by training our representatives with the in-depth knowledge required to meet the needs of professionals that office on the go.

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

         Our software system architecture uses industry standard technologies to maximize reliability and scalability. We use Secure Socket Layer for secure transactions. Our applications run on arrays of Intel-based server systems running Microsoft Windows NT and SQL Server. To scale our service as traffic increases, we believe that we need only to install additional servers or increase the number of processors per server. Our production data and hosting center is located at Telxar in Reno, Nevada, which provides routing and high bandwidth communication lines to a variety of major Internet backbone providers, as well as 24 hour-per-day monitoring and support. Our production data center also includes multiple redundant backup systems and power generators. We maintain server and bandwidth overcapacity at our hosting center so that if traffic spikes or a server fails we can maintain service for our entire user base.

         We believe that our technology platform provides state-of-the-art electronic commerce functionality and integration, including the following key systems:

         o   Microsoft 2000 SQL server relational databases;

         o   sophisticated enterprise accounting and logistics software;

         o   Onyx total customer relationship management software;

         o   real-time Internet customer service from Facetime;

         o   automated email response technology from Kana;

         o   automated call distribution; and

         o   the Microsoft Commerce Server 2000 electronic commerce platform.

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

         o mass merchant retailers such as Ingram Micro, TechData, CDW and CompUSA;

         o   direct marketers such as Buy.com, Insight and Microwarehouse;

         o traditional mobile device manufacturers or OEM's such as Fujitsu, Toshiba, IBM, NEC, Acer, Gateway, Dell, Nokia, Motorola and Erickson.

         While we currently have cooperative relationships with several of these potential competitors, we cannot be sure that this will always be the case. In addition, many of these current and potential competitors may have the ability to devote substantially more resources to marketing, and systems and website development than we do. In addition, larger and more well-financed entities may acquire, invest in or form joint ventures with our competitors. Some of our competitors may be able to secure products from suppliers on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies then we can. Finally, new technologies and the expansion of existing technologies, such as price comparison programs that search for products from a variety of websites, may direct customers to other online merchants.

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

         Our iGo brand and our Internet address, www.iGo.com, are important components of our business strategy. We have obtained federal trademark registrations for our "iGo,", "iGo" (stylized), "Road Warrior" and "iGo.com" trademarks.

         We also rely to a material extent on technology developed and licensed from third parties. These licenses may not continue to be available to us on commercially reasonable terms in the future. The loss of existing technology licenses could harm the performance of our existing services until equivalent technology can be identified, obtained and integrated. Failure to obtain new technology licenses may result in delays or reductions in the introduction of new features, functions or services, which would harm our business. We have been notified from time to time that certain products that we offer may infringe on the proprietary rights of others. We take these notifications very seriously and handle them appropriately. There can be no assurances that third parties will not claim infringement in the future. We expect that the continued growth of the Internet will result in an increasing number of infringement claims as legal standards related to our market continue to evolve. Any such claim, with or without merit, could be time consuming, result in costly litigation, and may have a material adverse effect on our business and results of operations.

         We have also filed applications to register our iGo trademark in certain foreign countries in which we currently conduct, or intend to conduct significant business. It is often difficult to obtain clear, registered title to trademarks in foreign countries. We have encountered certain conflicts in connection with these foreign trademark applications, and there is no guarantee that we will be able to secure registrations in any particular foreign country. At this time, we have not encountered any objections to our use of iGo marks in any foreign country. Nevertheless, it is possible that another entity having prior rights in a similar mark in a particular country or countries, could prevent us from using our iGo trademarks in those countries, which may have a material adverse effect on our business and results of operations.

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

EMPLOYEES

         As of March 1, 2001, we had 193 full-time employees, including 42 in our customer contact center, 78 in sales and marketing, 52 in technology and operations, and 21 in executive management and administration. We devote, and will continue to devote, substantial resources to attract high-quality employees and build a strong corporate culture that encourages and rewards success. We believe that our investments in recruiting and training help us attract and retain key managers and productive employees. None of our employees is represented by a labor union, we have never experienced a work stoppage and we consider our employee relations to be good.

EXECUTIVE OFFICERS OF iGO

         The following table sets forth certain information regarding our executive officers as of March 31, 2001:

 NAME                         AGE    POSITION
 ----                         ---    --------

Rick Shaff...............     41     Acting  President  and Chief  Executive
                                     Officer,  Chief  Financial
Mick Delargy.............     37     Senior Vice President, Chief Operating
                                     Officer
Rod Hosilyk..............     61     Vice President, Operations
Lonnie Ramos.............     38     Senior Vice President, Sales


         RICK SHAFF has served as our Acting President and Chief Executive Officer, Chief Financial Officer and Secretary since March 2001, and prior to that he served as our Vice President-Finance, Chief Financial Officer and Secretary from December 2000 to March 2001. Prior to joining iGo, Mr. Shaff was Executive Vice President-Operations and Acting Chief Financial Officer for Sierra Design Group, a leader in gaming technology, from January 2000 to December 2000. From July 1998 to December 2000 he was a business consultant specializing in financial, operational and strategic planning. Mr. Shaff served in various positions with International Game Technology (IGT), the world's largest manufacturer and supplier of gaming machines, from May 1987 to July 1998. From June 1995 to July 1998, he was Managing Director of IGT (Australia) Pty. Limited. He held various other management positions in international operations of IGT from May 1988 to June 1995. From May 1987 to May 1988 he was Corporate Audit Manager for IGT. Mr. Shaff holds a B.S. in business administration, major in accounting from the University of Nevada Reno and is a certified public accountant.

         MICK DELARGY has served as our Senior Vice President, Chief Operating Officer since October 2000, prior to that Mr. Delargy was Senior Vice President, Finance and Business Development, Chief Financial Officer and Secretary from July 1999 to October 2000. He also served as our Vice President, Finance and Operations from May 1996 to June 1997. From August 1997 to July 1999, Mr. Delargy served as Senior Vice President of Finance and Business Development for Accolade, Inc. (now Infogrames North America). From April 1992 to May 1996, he served as Chief Financial Officer of Storybook Heirlooms. From January 1987 to April 1992, Mr. Delargy served as an Audit Manager for KPMG Peat Marwick. Mr. Delargy holds a B.S. in business administration and a B.S. in accounting from the University of Kansas and is a certified public accountant.

         ROD HOSILYK has served as our Vice President, Operations since March 2000. He was President and founder of Road Warrior International, a manufacturer of portable computer accessories, since its inception in 1994. Road Warrior was acquired by iGo in January 2000. From 1988 until 1994, he was President and founder of Computer Products Plus, a catalog retailer of portable computer accessories. From 1986 to 1988, Mr. Hosilyk worked with Toshiba America setting up their U.S. laptop manufacturing operations. Mr. Hosilyk was President of Rosscomp Inc., a manufacturer of streaming tape drives for mainframe and mini computers from 1980 until 1986. From 1976 to 1980, he was a Senior Vice President of BASF charged with setting up the U.S. manufacturing operations for the company's new video tape drive. Mr. Hosilyk was director of operations for Califone-Roberts, a division of Rheem Manufacturing Company, responsible for all product development and manufacturing operations. Mr. Hosilyk holds a B.S. in electrical and mechanical engineering from the University of Panama.

         LONNIE RAMOS has served as our Senior Vice President, Sales since March 2001. Mr. Ramos joined iGo after nearly nine years in various sales and marketing positions at Ingram Micro Inc. From January 1995 to January 2001, Mr. Ramos advanced through positions of Senior Account Manager, Regional Sales Manager, National Sales Manager, Director and Senior Director in the Consumer Markets Division. From April 1992 to January 1995, he held the position of District Sales Manager. From October 1989 to April 1992, Mr. Ramos was Regional Sales Manager for Clarion Software. Mr. Ramos holds an Associates Degree from Vincennes University, Vincennes, Indiana.

ITEM 2. PROPERTIES

         Our corporate offices are located in Reno, Nevada. We rent approximately 85,000 square feet under a fourteen year lease that expires in December 2013. The lease also contains an option to renew for two additional five-year terms. We anticipate that our current space will meet our facility needs for at least the next 36 months. Additionally, one of our subsidiaries has a 4,000 square foot facility under a one year lease in Aliso Viejo, California.

ITEM 3. LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

         From time to time we are involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or administrative or arbitration proceeding that, in our opinion, is likely to seriously harm our business. From time to time, we receive communications from other parties claiming that products we sell infringe technology rights owned by those third parties. We consider all such claims seriously and handle them appropriately.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of our stockholders during the fourth quarter of the year ending December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         iGo's Common Stock has been traded on the Nasdaq National Market under the symbol IGOC since October 14, 1999, the first trading day following the effectiveness of our initial public offering. Prior to the initial public offering, no public market existed for the Common Stock. The following table presents the high and low closing sale prices for our Common Stock as reported in the Nasdaq National Market.

                                                             HIGH         LOW
                                                             ----         ---

        For year ended December 31, 1999
          Period from October 14, 1999 through
           December 31, 1999............................    $ 22.25     $ 8.88

        For year ended December 31, 2000
          First Quarter.................................    $ 9.97      $ 6.75
          Second Quarter................................      6.94        3.13
          Third Quarter.................................      3.88        2.50
          Fourth Quarter................................      3.31        1.03

         As of March 1, 2001, we had approximately 170 stockholders of record and approximately 4,600 beneficial owners of our Common Stock. iGo's stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of our Common Stock in any given period. Additionally, we may not learn of, or be able to confirm, revenue or earnings variations from estimates until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of our Common Stock. Finally, we participate in a highly dynamic industry, which often results in significant stock price volatility.

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

         We have used a portion of the proceeds for investment in sales and marketing, and general corporate purposes, including capital expenditures ($4.5 million), as well as strategic acquisitions ($4.5 million). The remainder of the proceeds have been invested in short-term, interest-bearing, investment-grade securities. The use of proceeds from the offering does not represent a material change in the use of proceeds described in our final prospectus filed on October 15, 1999.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The statements of operations data for the years ended December 31, 2000, 1999, 1998 and 1997 and the balance sheet data at December 31, 2000, 1999 and 1998 are derived from the financial statements included elsewhere in this Report or in previous reports which have been audited by Deloitte & Touche LLP, independent auditors, as set forth in their report appearing herein or previous reports. The balance sheet data at December 31, 1996 is derived from unaudited financial statements not included herein. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial condition, results of operations and cash flows have been included.



                                                                                 YEARS ENDED DECEMBER 31,
                                                                                 ------------------------
                                                               2000           1999           1998           1997           1996
                                                           ------------   ------------   ------------   ------------   ------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
     Net product revenue..............................     $    39,947    $    21,043    $    12,318    $     7,422    $     4,508
     Development revenue..............................              --             --            502            665             --
                                                           ------------   ------------   ------------   ------------   ------------
          Total net revenues..........................          39,947         21,043         12,820          8,087          4,508
Cost of goods sold....................................          26,914         14,793          8,602          5,320          2,977
                                                           ------------   ------------   ------------   ------------   ------------
Gross profit                                                    13,033          6,250          4,218          2,767          1,531
Operating expenses:
     Sales and marketing..............................          23,663         15,396          3,883          2,485            943
     Product development..............................           4,800          1,544            511            113             87
     General and administrative.......................           7,961          4,657          1,666          1,076            558
     Merger and acquisition costs, including
      amortization of goodwill and other
      purchased intangibles...........................           2,357             --             --             --             --
                                                           ------------   ------------   ------------   ------------   ------------
          Total operating expenses....................          38,781         21,597          6,060          3,674          1,588
                                                           ------------   ------------   ------------   ------------   ------------
Loss from operations..................................         (25,748)       (15,347)        (1,842)          (907)           (57)
Other income (expense), net...........................           1,847            334            (44)            21             12
                                                           ------------   ------------   ------------   ------------   ------------
Net loss                                                       (23,901)       (15,013)        (1,886)          (886)           (45)
Preferred stock dividends.............................              --             --           (247)          (140)           (71)
                                                           ------------   ------------   ------------   ------------   ------------
Net loss attributable to common stockholders..........     $   (23,901)   $   (15,013)   $    (2,133)   $    (1,026)   $      (116)
                                                           ============   ============   ============   ============   ============
Net loss per share--basic and diluted.................     $     (1.11)   $     (1.01)   $     (0.36)   $     (0.19)   $     (0.02)
                                                           ============   ============   ============   ============   ============
Weighted-average shares outstanding...................          21,555         14,818          5,998          5,544          5,400
                                                           ============   ============   ============   ============   ============

                                                                                         DECEMBER 31,
                                                                                         ------------
                                                               2000           1999           1998           1997           1996
                                                           ------------   ------------   ------------   ------------   ------------
                                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..............................    $    20,321    $    57,364    $     2,504    $        --    $     1,012
Working capital........................................         26,936         55,776          3,447            157          1,125
Total assets...........................................         53,839         67,667          5,536          2,384          1,886
Long-term  portion of capital lease
 obligations and long term debt.........................           190            788             23             20             --
Mandatory redeemable preferred stock...................             --             --          7,890          1,680          1,539
Total stockholders' equity (deficit)...................         44,305         59,143         (3,425)        (1,314)          (288)

                                                       21

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WE REFER THE READER TO THE DISCLOSURE APPEARING ON PAGE 3 OF THIS REPORT REGARDING OUR FORWARD-LOOKING STATEMENTS AND THEIR ASSOCIATED RISKS.

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

         Revenues from sales of products and shipping fees are recognized at the time the merchandise is shipped, net of any discounts and reserves for expected returns. The majority of orders are shipped the same day they are received. Wireless data service activation fees are recognized at the time of activation of the service. To date, approximately 55% of customer purchases have been made with credit cards. We generally receive payment from the credit card companies within one to four business days after shipment of the product. We also extend credit terms, typically net 30 days to 90 days, to corporate accounts that we have evaluated for creditworthiness. Inventory is carried at the lower of cost or market. We use the first-in-first-out method to determine cost. Advertising and promotional costs are expensed as incurred and are recorded net of any cooperative advertising amounts due from our suppliers at that time. In the case of direct mail campaigns, the expenses are recorded at the time the promotional piece is mailed to potential customers because the projected future revenue stream from these mailings, which can occur over a two-month period, cannot be ultimately determined at the time the mailing occurs.

         We incurred net losses of $23.9 million in 2000, $15.0 million in 1999 and $1.9 million in 1998. At December 31, 2000, we had an accumulated deficit of approximately $43.0 million. The net losses resulted from costs associated with marketing programs to attract new customers, developing our website and proprietary databases and the development of our operational infrastructure.

         Although we have reduced sales and marketing expenses in absolute dollar terms, we will need to generate significantly higher revenues to achieve and maintain profitability. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater, which will in turn delay or prevent our achievement of profitability.

YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

         NET PRODUCT REVENUE. Net product revenue consists of product sales to customers and outbound shipping charges, net of any discounts and reserves for expected returns. Additionally, wireless data activation fees and pay-for-performance arrangement revenues are included in net product revenue. Net product revenue increased from $12.8 million in 1998 to $21.0 million in 1999 and to $39.9 million in 2000, primarily as a result of expanded marketing efforts and strategic relationship initiatives, repeat purchases from pre-existing buyers, increased success in selling to enterprises, or business to business, and our purchases of Xtend Micro Products, Road Warrior International and Cellular Accessory Warehouse. The percentage of our net product revenue derived from business to business sales increased from less than 20% in 1998 to 42% in 1999 and 74% in 2000. The principal drivers of the increased business to business mix were a conscious decision by the Company to focus on higher volume business accounts as well as our strategic relationships with laptop manufacturers such as IBM and NEC. In addition, we continue to drive our business to business revenues through our continued focus on and relationships with business to business on-line enablers such as Ariba, Purchase Pro and Intelisys, as well as the efforts of our corporate direct sales force.

         DEVELOPMENT REVENUE. Development revenue represents sales of proprietary products developed and manufactured for a specific customer. No product development revenue was generated in 2000 or 1999 as compared to $502,000 in 1998. This decrease reflects our strategy of focusing on the sale of products with broad appeal to businesses and individuals rather than on proprietary products for a specific customer's application. We do not anticipate generating significant development revenue in the future.

         COST OF GOODS SOLD AND GROSS MARGIN. Cost of goods sold consists primarily of the cost of products sold to customers, inbound shipping expense and outbound shipping charges. Cost of goods sold increased from $8.6 million in 1998 to $14.8 million in 1999 and to $26.9 million in 2000. Gross margin consists of gross profit divided by the sum of net product revenue and development revenue. The increase in gross margin from 30% in 1999 to 33% in 2000 was primarily the result of a shift in the overall sales mix away from lower margin gift and gadget items towards higher margin, model-specific accessories, particularly our proprietary line of power and connectivity accessories, combined with better freight management. Our continued utilization of our alliances with IBM and NEC were also catalysts for this improvement. The decrease in gross margin from 33% in 1998 to 30% in 1999 was primarily the result of higher than anticipated in-bound and outbound freight costs to meet internal customer service goals as well as the impact of certain fourth quarter marketing programs that shifted the sales mix away from high margin, model-specific accessories toward lower margin gadget and gift items.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of advertising costs, fulfillment expenses, credit card costs and the salary and benefits of our sales, marketing and customer contact center personnel. Advertising and promotional expenses include pay for performance and online marketing efforts, print advertising, trade shows and direct marketing costs. Sales and marketing expenses increased from $3.9 million in 1998 to $15.4 million in 1999 and to $23.7 million in 2000. Advertising and promotional expenses increased from $2.1 million in 1998 to $10.4 million in 1999 and to $11.7 million in 2000. All other sales and marketing expenses, consisting primarily of payroll expenses increased from $1.8 million in 1998 to $5.1 million in 1999 and to $12.0 million in 2000. The increase in overall sales and marketing expense from 1998 to 1999 primarily reflected an increase in advertising and promotional costs, including direct campaigns to promote our website. During 2000 the Company migrated from a sales model driven by advertising spending to relationship-based selling. We have more than doubled the efficiency of our advertising spend over the past year. The biggest drivers of this favorable trend are: leveraging our direct sales force and business partners, aggressive pursuit of pay-for-performance marketing opportunities and the continued refinement of our database profiling for direct marketing campaigns. This more efficient advertising spend in 2000 was partially offset by an increase in payroll expenses resulting from a larger direct sales force. Additionally, we significantly reduced our reliance on outside agencies and performed more work internally.

         PRODUCT DEVELOPMENT. Product development expenses generally consist of payroll and related expenses for merchandising and website personnel, site hosting fees and web content and design expenses as well as expenses associated with development of our proprietary products. Product development expenses increased from $511,000 in 1998 to $1.5 million in 1999 and to $4.8 million in 2000. The increases are the result of higher expenses of the types noted above incurred to improve our website interface, the introduction of new Internet-based technology, as well as the acquisition of Xtend Micro Products, and the overall expansion of our mobile product offerings.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries and related costs for our executive, administrative, human resources, and finance personnel, support services and professional fees, as well as general corporate expenses such as rent and depreciation and amortization. General and administrative expenses increased from $1.7 million in 1998 to $4.7 million in 1999 and to $8.0 million in 2000. During 2000 the increase in general and administrative expense was attributable to three primary factors: first, an increase in non-cash expenses, depreciation and deferred compensation; second, the move from our old 18,000 square foot facility to our current 85,000 square foot facility to accommodate our growth in January 2000; and third, an increase in administrative headcount as a result of our acquisition of Xtend Micro Products, as well as recent additions made to our executive team. In 2000, we recorded $259,000 in deferred compensation expense. No deferred compensation was recorded for stock option grants in 2000. In 1999, we recorded $2.0 million in deferred compensation for new option grants to employees and directors, and expensed $387,000, principally related to these grants. In 1998 we recorded $203,000 in deferred compensation and expensed $15,000. This deferred compensation amount represents the difference between the deemed fair value of the common stock and the exercise price at the time the options were granted, and is expensed on a straight line basis over the four-year vesting period of the options.

         MERGER AND ACQUISITION COSTS, INCLUDING AMORTIZATION OF GOODWILL AND OTHER PURCHASED INTANGIBLES. During 2000 we incurred an aggregate of $2.4 million in merger and acquisition costs, consisting of $2.1 million in non-cash costs and $300,000 in transaction-related expenses. The non-cash acquisition costs primarily relate to the amortization of goodwill resulting from the January 2000 acquisitions of Road Warrior and Cellular Accessory Warehouse and the August 2000 acquisition of Xtend Micro Products. Goodwill and covenants not to compete are amortized on a straight-line basis over their respective useful lives, generally 40 to 60 months. The remaining $300,000 of merger and acquisition costs are expenses related to the acquisition of the three companies and were expensed when incurred. There were no merger and acquisition related costs in 1999 or 1998.

         OTHER INCOME (EXPENSE), NET. Other income (expense), net, consists primarily of interest income earned on cash and cash equivalents, interest expense on borrowings and capital leases and losses resulting from sale-leaseback transactions and disposals of fixed assets. Other income (expense), net, changed from an expense of $44,000 in 1998 to income of $334,000 in 1999 and $1.8 million in 2000. The change from 1998 to 1999 was primarily a result of a $219,000 loss incurred on the sale and leaseback of computer equipment and software, resulting from the system upgrade in January 1999, offset by $720,000 in interest income from interest earned on the net proceeds from the initial public offering in October 1999 and the July 1999 preferred stock financing. The change from 1999 to 2000 was primarily a result of $2.2 million in interest income partially offset by a loss of $278,000 on disposals of assets and $170,000 in interest expense.

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

QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth unaudited quarterly statements of operations data for each of the eight quarters in the period ended December 31, 2000. In the opinion of management, this unaudited information has been prepared on the same basis as the annual financial statements, and includes all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our results of operations for those periods. This information should be read in conjunction with the financial statements and related notes appearing elsewhere in this filing. The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.


                                                                   THREE-MONTH PERIODS ENDED
                                          DEC. 31,   SEPT. 30,    JUNE 30,   MAR. 31,  DEC. 31,   SEPT. 30,  JUNE 30,   MAR. 31,
                                             2000       2000        2000       2000      1999       1999       1999       1999
                                          ---------  ----------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                      (DOLLARS IN THOUSANDS)
Revenues:
     Net product revenue...............   $ 11,957   $  11,162   $  9,224   $  7,604   $  7,995   $  5,330   $  4,240   $  3,478
                                          ---------  ----------  ---------  ---------  ---------  ---------  ---------  ---------
Cost of goods sold.....................      8,011       7,411      6,267      5,225      6,266      3,514      2,739      2,274
                                          ---------  ----------  ---------  ---------  ---------  ---------  ---------  ---------
Gross profit...........................      3,946       3,751      2,957      2,379      1,729      1,816      1,501      1,204
Operating expenses:
     Sales and marketing...............      5,646       5,487      5,596      6,934      7,144      4,076      1,982      2,194
     Product development...............        999         881      1,291      1,629      1,025        168        141        210
     General and administrative........      1,997       1,995      1,999      1,970      1,652      1,200      1,060        745
     Merger and acquisition costs......        827         527        404        599         --         --         --         --
                                          ---------  ----------  ---------  ---------  ---------  ---------  ---------  ---------
          Total operating expenses.....      9,469       8,890      9,290     11,132      9,821      5,444      3,183      3,149
                                          ---------  ----------  ---------  ---------  ---------  ---------  ---------  ---------
Loss from operations...................     (5,523)     (5,139)    (6,333)    (8,753)    (8,092)    (3,628)    (1,682)    (1,945)
Other income (expense), net............        465         492        344        546        559        (14)      (232)        21
          Net loss.....................     (5,058)     (4,647)    (5,989)    (8,207)    (7,533)    (3,642)    (1,914)    (1,924)
                                          =========  ==========  =========  =========  =========  =========  =========  =========
Net loss per share:
      Basic and diluted................      (0.22)      (0.21)     (0.29)     (0.40)     (0.39)     (0.59)     (0.33)     (0.33)
                                          =========  ==========  =========  =========  =========  =========  =========  =========



         Our net product revenue has generally increased successively each quarter as a result of sales to new customers, repeat purchases by existing customers and overall growth from the installed base of mobile electronic devices requiring accessories and batteries and our acquisitions. Gross margins have varied as we have found better sources for products and leveraged our buying power and changed our product mix. Our sales and marketing, product development and general and administrative expenses have generally increased as we have aggressively built our operational infrastructure and marketed our solution to new customers. Our spending on marketing and promotional activities to attract new customers has historically been influenced by our access to capital. For example, in the second quarter of 1999, the total amount spent on sales and marketing declined compared to the preceding quarter. Whereas in the third and fourth quarter of 1999 our access to capital increased due to our initial public offering in October 1999. As a result of the offering, our expenditures on sales and marketing significantly increased from 1999 to 2000. This greatly impacts the comparability of our results of operations for the eight quarters in the period ended December 31, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

         Prior to our initial public offering, we financed our operations primarily through the sale of preferred stock, capital lease obligations and revolving credit facilities. Prior to our initial public offering, we had received $13.2 million from the sale of preferred stock, net of issuance costs. Of this amount, $1.4 million was received in June 1996, $6.0 million in October 1998 and $5.8 million in July 1999. Proceeds from equipment financed under a sale-leaseback transaction, net of principal repayments, amounted to $685,000 during the year ended December 31, 1999. Proceeds from our initial public offering in October 1999, net of offering costs, amounted to approximately $62.6 million.

         Net cash used in operating activities was $30.0 million for the year ended December 31, 2000, $11.4 million for the year ended December 31, 1999 and $2.5 million for the year ended December 31, 1998. Net cash used in operating activities consisted primarily of net losses, as well as increased inventory balances and fluctuation in accounts receivable between periods, partially offset by increased depreciation and amortization, increased reserve accounts and amortization of merger and acquisition costs in 2000.

         Net cash used in investing activities was $7.1 million for the year ended December 31, 2000. This amount was primarily attributable to $2.6 million for acquisition of property and equipment and $4.5 million for acquisition of businesses. For the year ended December 31, 1999, net cash used in investing activities was $3.8 million, of which $702,000 was financed through sale-leaseback transactions. Net cash used in investing activities was $848,000 for the year ended December 31, 1998, and reflects purchases of equipment commensurate with the overall growth of our business. Net cash used in investing activities consists primarily of capital expenditures for computers, software and office furniture, as well as costs to acquire internet domain names.

         Net cash provided by financing activities was $16,000 for the year ended December 31, 2000, $70.1 million for the year ended December 31, 1999, and $5.9 million for the year ended December 31, 1998. Cash provided by financing activities reflected sales of preferred stock, as well as proceeds received from the exercise of stock options and warrants, equipment leases and bank borrowings and our initial public offering in October 1999. On June 23, 1999, we entered into a lease to finance the acquisition of equipment. The lease expires 42 months from the date of the lease. As of December 31, 2000, the aggregate obligation under this capital lease was $584,000.

         On July 30, 1999, we received gross proceeds of $5.8 million from the sale of Series C preferred stock and entered into a loan agreement, effective through January 30, 2000, which provided for borrowings of up to $3.5 million. On July 30, 1999 we borrowed $1.2 million under this facility. Borrowings under this credit facility bear interest at 11% per annum, are due in 36 months and are secured by substantially all of our assets. The terms of the debt require interest-only payments for the first 12 months and interest and principal repayments for the next 24 months. This debt is secured but subordinate to future credit arrangements with banks of similar lenders. As of December 31, 2000, we had an outstanding balance of $168,000. This reflects the original loan amount of $1.2 million net of a conversion of $980,000 into 124,982 shares of our capital stock in connection with our initial public offering in October 1999 and $23,000 in cash payments. The draw-down period under this facility ended January 30, 2000.

         We offered 5,000,000 shares of our common stock in our initial public offering on October 13, 1999, and an additional 750,000 were issued upon exercise of the underwriters overallotment option in November 1999. Our common stock is quoted on the NASDAQ National Market under the symbol "IGOC." The initial public offering price was $12.00 per share.

         We currently anticipate that the net proceeds of our equity and debt financings together with our available funds and cash generated from operations, will be sufficient to meet our anticipated working capital and capital expenditure needs for at least the next 12 months. We may need to raise additional funds before the expiration of the 12 month period in the event that we pursue strategic acquisitions or experience operating losses that exceed our expectations. If we raise additional funds through the issuance of equity securities or convertible debt securities, our existing stockholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if it is available, the terms may not be favorable to our stockholders or us.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company was required to comply with the provisions of SAB 101 by the fourth quarter of 2000. Due to the nature of the Company's operations, SAB 101 did not have a significant impact on the Company's financial statements.

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

WE HAVE A HISTORY OF LOSSES AND WE EXPECT LOSSES FOR AT LEAST THE NEXT FEW QUARTERS.

         Since our inception in 1993, we have incurred significant net losses, resulting primarily from costs related to developing our proprietary databases, establishing our brand, building our customer contact center, developing relationships with suppliers and attracting users to our website. At December 31, 2000, we had an accumulated deficit of approximately $43.0 million. Although we have experienced an increase in net product revenue each period, this growth may not be sustainable. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater, which will in turn delay or prevent our achievement of profitability.

WE MAY NOT HAVE SUFFICIENT CAPITAL TO REACH PROFITABILITY.

         Our internal financial models project that our current cash, cash equivalents and short-term investments, together with other available capital resources, will be sufficient to permit us to reach a cash-flow positive state. However, there can be no assurance that we will reach cash-flow positive without raising additional funds. If additional funding is necessary, we may seek such additional funding through debt or equity financings. We currently have no commitments for any additional financing, and there can be no assurance that adequate funds for our operations will be available to us when needed. A lack of sufficient capital may require us to delay, scale back or even eliminate some or all of our operations.

IF OUR SHARES ARE DELISTED, OUR STOCK PRICE MAY DECLINE FURTHER AND WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL.

         One of the continued listing standards for our stock on the Nasdaq National Market is the maintenance of a $1.00 bid price. Our stock price has recently dipped below $1.00 per share. If our bid price remains below $1.00 for 30 consecutive business days, Nasdaq can notify us of our failure to meet the continued listing standards, after which we would have 90 calendar days to correct such failure or be delisted from the Nasdaq National Market. We would also have the opportunity to appeal this notification, although there can be no assurances that his appeal would be resolved favorably. While our stock would continue to trade on the over-the-counter bulletin board following any delisting from the Nasdaq National Market, we expect that our stock price and trading volume would decline, possibly significantly, and our ability to raise additional capital would be substantially diminished by any such delisting.

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

         Because of these and other factors, we believe that quarter to quarter comparisons of our results of operations are not good indicators of our future performance. If our operating results fall below the expectations of securities analysts and investors in some future periods, our stock price will likely decline further. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Results of Operations" for more information on our quarterly operating results.

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


IF WE FAIL TO MANAGE EXPANSION EFFECTIVELY, OUR BUSINESS AND PROSPECTS COULD BE SERIOUSLY HARMED

         Our ability to execute our business model in a rapidly evolving market requires an effective planning and management process. At December 31, 1998, we had a total of 60 full-time employees, 169 full-time employees at December 31, 1999, and at December 31, 2000, we had a total of 245 full-time employees. This growth has placed, and we expect our anticipated growth to continue to place, a significant strain on our management systems and resources. To manage our growth, we must successfully implement operational and financial systems and controls, properly integrate acquired businesses, and recruit, train and retain new employees. Some key members of our management team have recently been hired. These individuals have had little experience working in our organization. We cannot be certain that we will be able to integrate new executives or other employees into our organization effectively. In addition, there will be significant administrative burdens placed on our management team as a result of our status as a public company. If we do not manage growth effectively, our business, financial condition and results of operations could be harmed.


WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS AND WE MAY NOT BE ABLE TO HIRE ENOUGH ADDITIONAL MANAGEMENT AND OTHER PERSONNEL AS OUR BUSINESS GROWS

         Our performance is substantially dependent on the continued services and on the performance of our executive officers. The loss of the services of any of our executive officers could harm our business. Additionally, we will need to attract, retain and motivate talented management and other highly skilled employees to be successful. In particular, competition for employees that possess knowledge of the Internet industry is intense. None of our employees is bound by an employment agreement for any specific term. Any of our officers or employees can terminate his or her employment relationship at any time. The loss of any of our officers or our inability to attract or retain other qualified employees could harm our results of operations and financial condition. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future, which could harm our business, financial condition and results of operations.

COMPETITION MAY DECREASE OUR MARKET SHARE, NET REVENUES AND GROSS MARGINS AND MAY CAUSE OUR STOCK PRICE TO DECLINE

         We believe the portable computing and mobile communications market is highly fragmented. In addition, the electronic commerce market in which we operate is new, rapidly evolving and highly competitive. We believe no single competitor competes directly with us with respect to all of the products and services we offer; however, we currently or potentially compete with a variety of companies in the sale of products in specific categories, including:

         o   mobile products suppliers such as Targus;
         o mass merchant retailers such as Ingram Micro, Tech Data, CDW and CompUSA;
         o   direct marketers such as Buy.com, Insight and Microwarehouse; and
         o traditional mobile device manufacturers or OEM's such as Fujitsu, Toshiba, IBM, NEC, Acer, Gateway, Dell, Nokia, Motorola and Erickson.


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

FAILURE OF OUR STRATEGIC RELATIONSHIPS TO ATTRACT CUSTOMERS COULD HARM OUR BUSINESS

         We intend to continue to establish, leverage and grow key strategic relationships with manufacturers, suppliers and electronic commerce partners to enable us to collect crucial product-specific information, ensure access to adequate product supply and acquire new customers. For example, we have entered into strategic relationships with the NEC Computer Systems Division(or NEC), IBM, and Motorola, that provide us with priority access to new products and gives us the ability to offer a more integrated electronic commerce solution for enterprises. In addition, we plan to establish additional online partnerships that create direct online links from other websites and from the portable computing and mobile communications areas of major Internet portals. For example, we have entered into an agreement with Ariba which enables customers to order our products from the Ariba purchasing system, and we recently launched relationship with LetsTalk.com and Acer America. We cannot be certain that any of these strategic relationships or partnerships will be or continue to be successful in attracting new customers. In addition, the strategic relationships with Motorola, Acer and LetsTalk.com are not subject to a written agreement and the agreements with Ariba and NEC may be terminated by any party at any time upon written notice. Furthermore, under our agreement with NEC we are currently obligated to purchase at least $4,000,000 of product per year, which requirement may be increased, decreased or waived by NEC at its discretion. Because our agreement with NEC was only recently established, it is uncertain whether we will meet or exceed the stated purchase obligation. The terms of one agreement with IBM require us to purchase at least $2,000,000 of product per year. If iGo fails to meet this purchase level, IBM has the discretion to allow iGo to cure before terminating the agreement. Also, either party may terminate the agreement with or without cause on three months written notice. Consequently, we cannot be certain that we will be able to maintain these strategic relationships in the future. If these programs fail to attract additional customers or we are unable to maintain these relationships, our business, financial condition and results of operations could be harmed.

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

FAILURE OF THIRD PARTY SUPPLIERS TO SHIP PRODUCTS DIRECTLY TO OUR CUSTOMERS COULD HARM OUR BUSINESS

         For the year ended December 31, 2000, approximately 5% of our total net revenues were from products shipped to our customers directly from our suppliers. The failure of these suppliers to continue to ship products directly to our customers or to ship products to our customers in a timely manner could result in lost revenues, customer dissatisfaction and damage to our reputation. In addition, if we could not depend on these suppliers to ship products to our customers directly, we would have to carry the products in our inventory, which would expose us to risks of excess inventory, outdated merchandise and increased warehouse costs, all of which could harm our business.

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

         Our iGo brand and our Internet address, www.iGo.com, are important components of our business strategy. We have obtained federal trademark registrations for our "iGo," "iGo" (stylized), "Road Warrior" and "iGo.com" trademarks.

         We also rely to a material extent on technology developed and licensed from third parties. These licenses may not continue to be available to us on commercially reasonable terms in the future. The loss of existing technology licenses could harm the performance of our existing services until equivalent technology can be identified, obtained and integrated. Failure to obtain new technology licenses may result in delays or reductions in the introduction of new features, functions or services, which would harm our business. We have been notified from time to time that certain products that we offer may infringe on the proprietary rights of others. There can be no assurances that third parties will not claim infringement in the future. We expect that the continued growth of the Internet will result in an increasing number of infringement claims as legal standards related to our market continue to evolve. Any such claim, with or without merit, could be time consuming, result in costly litigation, and may have a material adverse effect on our business and results of operations.

         We have also filed applications to register our iGo trademark in certain foreign countries in which we currently conduct, or intend to conduct significant business. It is often difficult to obtain clear, registered title to trademarks in foreign countries. We have encountered certain conflicts in connection with these foreign trademark applications, and there is no guarantee that we will be able to secure registrations in any particular foreign country. At this time, we have not encountered any objections to our use of iGo marks in any foreign country. Nevertheless, it is possible that another entity having prior rights in a similar mark in a particular country or countries, could prevent us from using our iGo trademarks in those countries, which may have a material adverse effect on our business and results of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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


                                    PART III

         Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for our annual meeting of shareholders to be held June 13, 2001, which Proxy Statement will be filed within 120 days after the end of our fiscal year pursuant to Regulation 14A. Some of the information included in the Proxy Statement is incorporated herein by reference as detailed below.

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

(a) The following documents are filed as part of this Report:

         (1) Consolidated Financial Statements and Independent Auditors' Report

             Balance Sheets at December 31, 2000 and 1999

             Statements of Operations, Years ended December 31, 2000, 1999 and
               1998

             Statements of Stockholders' Equity (Deficit), Years ended December
               31, 2000, 1999 and 1998

             Statements of Cash Flows, Years ended December 31, 2000, 1999, and
               1998

             Notes to Consolidated Financial Statements

         (2) Consolidated Financial Statement Schedules

             Schedule II - Valuation and Qualifying Accounts

             Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

         (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)


               EXHIBIT
                NUMBER                          DESCRIPTION
                ------                          -----------
                3.1(1)        Amended and Restated Certificate of Incorporation
                3.2(2)        Bylaws
                4.1(3)        Specimen Common Stock Certificate
                4.2(3)        Stock Subscription Warrant dated June 14, 1996
                4.3(3)        Warrant Agreement to Purchase Shares of Preferred
                               Stock dated June 23, 1999
                4.4(3)        Second Amended and Restated Registration Rights
                               Agreement dated as of July 30, 1999,
               10.1(3)        Amended and Restated 1996 Stock Option Plan
               10.2(3)(4)     1999 Employee Stock Purchase Plan
               10.3(3)(4)     Form of Indemnification Agreement
               10.4(3)(4)     Form of Change of Control Agreement (Model A)
               10.5(3)(4)     Form of Change of Control Agreement (Model B)
               10.6(3)        Master Lease Agreement dated June 23, 1999,
                               between iGo and Comdisco, Inc.
               10.7(3)        Subordinated Loan and Security Agreement dated
                               July 30, 1999, between iGo and Comdisco, Inc.
               10.8(1)        Lease Agreement dated December 16, 1999 for the
                               facilities at 9393 Gateway Drive, Reno, Nevada, between iGo and Dermody Family Limited Partnership I & Guila Dermody Turville
               10.9(3)(5)     NEC Computer Systems Division Authorized Reseller
                               Master Agreement Number 306552 dated June 23, 1999 between NEC Computer Systems Division and the Registrant and addendum thereto
               10.10(3)       Ariba Supplier Link Program Memorandum of
                               Understanding dated November 3, 1998, between Ariba Technologies, Inc. and iGo
               10.11(1)       IBM Business Partner Agreement Distributor Profile
                               dated November 15, 1999, between iGo and
                               international Business Machines Corporation
               10.16(1)(4)    Employment Agreement dated January 4, 2000,
                               between Tom de Jong and CAW Products, Inc.
               10.17(1)(4)    Employment Agreement dated January 11, 2000,
                               between Rod Hosilyk and AR Industries, Inc.
               10.18(5)(6)    Asset Purchase Agreement dated August 29, 2000
                               among iGo, XMP Acquisition Corp., Xtend Micro Products, Inc. and the Shareholders of Xtend Micro Products, Inc.
               10.19          Employment Offer letter dated October 11, 2000
                               between iGo and Rick Shaff
               10.20          Employment Offer letter dated October 11, 2000
                               between iGo and Gary Bale

               10.21          Employment  Offer letter dated February 22, 2001
                               between iGo and Lonnie Ramos
               10.22          Secured Loan Agreement dated January 2, 2001
                               between iGo and Kenneth W. Hawk
               10.23          Separation Agreement dated March 26, 2001 between
                               iGo and Kenneth W. Hawk.
               21.1           Subsidiaries of iGo
               23.1           Consent of Deloitte & Touche LLP
               24.1           Power of Attorney (See Page F-21 of this Report)

         (1) Incorporated by reference to identically numbered exhibits filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
         (2) Incorporated by reference to Exhibit 3.4 filed with our Registration Statement on Form S-1, as amended (File No. 333-84723), which became effective on October 13, 1999.
         (3) Incorporated by reference to identically numbered exhibits filed with our Registration Statement on Form S-1, as amended (File No. 333-84723), which became effective on October 13, 1999.
         (4) Management contract or compensatory plan or arrangement.
         (5) Confidential treatment has been granted or requested by order from the Securities and Exchange Commission with respect to certain portions of this Exhibit.
         (6) Incorporated by reference to Exhibit 2.1 filed with our Current Report on Form 8-K/A on November 13, 2000, amending our previously filed Current Report on Form 8-K filed on September 11, 2000

(b) REPORTS ON FORM 8-K


         On November 13, 2000, we filed a Current Report on Form 8-K/A amending our previously filed Current Report on Form 8-K filed on September 11, 2000 with respect to our acquisition of Xtend Micro Products, Inc.

                                 IGO CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----


Independent Auditors' Report.....................................         F-2

Consolidated Financial Statements:

Balance Sheets, December 31, 2000 and 1999.......................         F-3

Statements of Operations, Years Ended December 31,
 2000, 1999 and 1998.............................................         F-4

Statements of Stockholders' Equity (Deficit), Years
 Ended December 31, 2000, 1999 and 1998..........................         F-5

Statements of Cash Flows, Years Ended December 31,
 2000, 1999 and 1998.............................................         F-6

Notes to Consolidated Financial Statements.......................         F-7

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of iGo Corporation:

         We have audited the accompanying consolidated balance sheets of iGo Corporation and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Reno, Nevada
March 2, 2001

                                 IGO CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

DOLLARS IN THOUSANDS                                   DEC. 31,       DEC. 31,
                                                         2000           1999
                                                     ------------   ------------
ASSETS

Current assets:
     Cash and cash equivalents....................   $    20,321    $    57,364
     Accounts receivable, net.....................         6,875          2,161
     Inventory, net...............................         8,179          2,556
     Prepaid expenses.............................           905          1,430
                                                     ------------   ------------
          Total current assets....................        36,280         63,511
Property and equipment, net.......................         4,466          3,522
Goodwill and other assets, net....................        13,093            634
                                                     ------------   ------------
               Total..............................   $    53,839    $    67,667
                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ............................   $     5,117    $     3,991
     Accrued liabilities..........................         3,446          3,456
     Current portion of capital lease
          obligations and long-term debt..........           501            124
     Short-term note payable......................           280            165
                                                     ------------   ------------
          Total current liabilities...............         9,344          7,736
Long-term portion of capital lease obligations
    and long-term debt............................           190            788
                                                     ------------   ------------
          Total liabilities.......................         9,534          8,524
                                                     ------------   ------------

Commitments and contingencies (notes 6, 7, 8 and 12)

Stockholders' equity:
     Common stock, $0.001 par value; 50,000,000
          shares authorized;  23,282,842 and
          20,119,052 shares issued and
          outstanding.............................            23             20
     Additional paid-in capital...................        87,921         80,067
     Deferred compensation........................          (604)        (1,805)
     Receivable from stockholder..................           (47)           (52)
     Accumulated deficit..........................       (42,988)       (19,087)
                                                     ------------   ------------
          Total stockholders' equity .............        44,305         59,143
                                                     ------------   ------------
               Total..............................   $    53,839    $    67,667
                                                     ============   ============

The accompanying notes are an integral part of these consolidated financial statements.


                                         IGO CORPORATION

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           YEARS ENDED DECEMBER 31,
                                                                           ------------------------
DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)                         2000            1999           1998
                                                                  ------------   ------------   ------------
Revenues:
         Net product revenue.................................     $    39,947    $    21,043    $    12,820
Cost of goods sold...........................................          26,914         14,793          8,602
                                                                  ------------   ------------   ------------
Gross profit.................................................          13,033          6,250          4,218
                                                                  ------------   ------------   ------------

Operating expenses:
     Sales and marketing.....................................          23,663         15,396          3,883
     Product development.....................................           4,800          1,544            511
     General and administrative..............................           7,961          4,657          1,666
     Merger and acquisition costs, including amortization
       of goodwill and other purchased intangibles...........           2,357             --             --
                                                                  ------------   ------------   ------------
          Total operating expenses...........................          38,781         21,597          6,060
                                                                  ------------   ------------   ------------
Loss from operations.........................................         (25,748)       (15,347)        (1,842)

Other income (expense), net                                             1,847            334            (44)
                                                                  ------------   ------------   ------------
Loss before provision for income
   taxes.....................................................         (23,901)       (15,013)        (1,886)
Provision for income taxes...................................              --             --             --
                                                                  ------------   ------------   ------------
Net loss.....................................................         (23,901)       (15,013)        (1,886)
Preferred stock dividends                                                 --              --           (247)
                                                                  ------------   ------------   ------------
Net loss attributable to common
   stockholders..............................................     $   (23,901)   $   (15,013)   $    (2,133)
                                                                  ============   ============   ============

Net loss per share:
     Basic and diluted.......................................     $     (1.11)   $     (1.01)   $     (0.36)
                                                                  ============   ============   ============

Weighted-average shares outstanding:
     Basic and diluted......................................       21,554,824     14,817,915       5,997,546
                                                                  ============   ============   ============


      The accompanying notes are an integral part of these consolidated financial statements.

                                               F-4


                                                         iGO CORPORATION

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                DOLLARS IN THOUSANDS                                     ADDITIONAL               RECEIVABLE
                                                COMMON STOCK        PAID-IN     DEFERRED       FROM    ACCUMULATED
                                             SHARES      AMOUNT     CAPITAL   COMPENSATION  STOCKHOLDER  DEFICIT      TOTAL
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance, January 1, 1998..................  6,381,516   $        6   $       88   $       --   $      (44)  $   (1,364)  $   (1,314)
Net loss..................................         --           --           --           --           --       (1,886)      (1,886)
Deferred compensation on stock options
 granted..................................         --           --          203         (203)          --           --           --
Compensation expense related to stock
 options..................................         --           --           --           15           --           --           15
Stock options exercised...................    209,130           --            9           --           --           --            9
Accrued interest..........................         --           --           --           --           (2)          --           (2)
Mandatory redeemable preferred stock
 dividends................................         --           --           --           --           --         (247)        (247)
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance, December 31, 1998................  6,590,646            6          300         (188)         (46)      (3,497)      (3,425)
Net loss..................................         --           --           --           --           --      (15,013)     (15,013)
Deferred compensation on stock options
 granted..................................         --           --        2,004       (2,004)          --           --           --
Compensation expense related to stock
 options..................................         --           --          (21)         387           --           --          366
Stock options  and warrants exercised.....    135,352           --           26           --           --           --           26
Accrued interest..........................         --           --           --           --           (6)          --           (6)
Initial public offering, net..............  5,750,000            6       62,549           --           --           --       62,555
Conversion of preferred stock.............  7,643,054            8       15,209           --           --         (577)      14,640
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance, December 31, 1999................ 20,119,052           20       80,067       (1,805)         (52)     (19,087)      59,143
Net loss..................................         --           --           --           --           --      (23,901)     (23,901)
Deferred compensation adjustment for
 terminations.............................         --           --         (942)         942           --           --           --
Compensation expense related to stock
 options..................................         --           --           --          259           --           --          259
Stock options  and warrants exercised.....    574,626           --          329           --           --           --          329
Employee stock purchase plan..............     12,385           --           27           --           --           --           27
Payment on stockholder note receivable....         --           --           --           --            5           --            5
Acquisition of companies..................  2,576,779            3        8,440           --           --           --        8,443
                                           -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance, December 31, 2000................ 23,282,842   $       23   $   87,921   $     (604)  $      (47)  $  (42,988)  $   44,305
                                           ===========  ===========  ===========  ===========  ===========  ===========  ===========

                 The accompanying notes are an integral part of these consolidated financial statements.

                                                              F-5


                                                 iGO CORPORATION

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           YEARS ENDED DECEMBER 31,
                     DOLLARS IN THOUSANDS                           2000           1999           1998
                                                                ------------   ------------   ------------
Cash flows from operating activities:
  Net loss...........................................           $   (23,901)   $   (15,013)   $    (1,886)
  Adjustments  to  reconcile  net  loss to net  cash
    used in operating activities:
    Compensation expense related to stock options......                 259            366             15
    Accrued interest on stockholder note receivable....                  --             (6)            (2)
    Provisions for bad debt and inventory..............               1,453            593            466
    Loss on sale leaseback and disposal of property
     and equipment.....................................                 288            264             --
    Goodwill amortization..............................               2,109             --             --
    Depreciation and amortization......................               1,242            540            137
    Changes in:
      Accounts receivable..............................              (4,519)        (2,091)           140
      Inventory........................................              (6,099)        (1,367)          (399)
      Prepaid expenses.................................                 446         (1,118)           (42)
      Accounts payable and accrued liabilities.........              (1,220)         6,436           (977)
                                                                ------------   ------------   ------------
        Net cash used in operating activities..........             (29,942)       (11,396)        (2,548)
                                                                ------------   ------------   ------------
Cash flows from investing activities:
  Acquisition of property and equipment................              (2,607)        (3,208)          (839)
  Acquisition of companies.............................              (4,510)            --             --
  Acquisition of intangibles and other assets..........                  --           (629)            (9)
                                                                ------------   ------------   ------------
        Net cash used in investing activities..........              (7,117)        (3,837)          (848)
                                                                ------------   ------------   ------------
Cash flows from financing activities:
  Principal payments on short-term notes and capital
   leases..............................................                (345)          (132)           (72)
  Proceeds from sale leaseback.........................                  --            702             --
  Proceeds from initial public offering, net...........                  --         62,555             --
  Payments on stockholder note receivable..............                   5             --             --
  Proceeds from exercise of stock options and warrants.                 356             26              9
  Net proceeds from issuance of mandatory redeemable
   preferred stock.....................................                  --          5,771          5,963
  Net proceeds from issuance of debt...................                  --          1,171             --
                                                                ------------   ------------   ------------
        Net cash provided by financing activities......                  16         70,093          5,900
                                                                ------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents...             (37,043)        54,860          2,504
Cash and cash equivalents, beginning of year...........              57,364          2,504             --
                                                                ------------   ------------   ------------
Cash and cash equivalents, end of year.................         $    20,321    $    57,364    $     2,504
                                                                ============   ============   ============

Supplemental disclosure of cash flows information:
  Cash paid during the year for interest...............         $       173    $       112    $        90
                                                                ============   ============   ============
Supplemental schedule of noncash investing and
 financing activities:
  Conversion of debt to preferred stock                         $        --    $       980    $        --
                                                                ============   ============   ============
  Equipment acquired through capital leases............         $        10    $        46    $        19
                                                                ============   ============   ============
  Mandatory redeemable preferred stock
   dividends accrued and mandatory conversion
   of preferred stock to common stock..................         $        --    $    14,640    $       247
                                                                ============   ============   ============
  Intangibles and other assets acquired with
   short-term notes....................................         $        --    $        --    $        83
                                                                ============   ============   ============
  Deferred compensation on stock options issued
   and canceled........................................         $      (942)   $     2,004    $       203
                                                                ============   ============   ============
  Common stock issued in connection with
   acquisitions........................................         $     8,443    $        --    $        --
                                                                ============   ============   ============
  Net liabilities acquired in acquisitions.............         $     1,404    $        --    $        --
                                                                ============   ============   ============
  Other assets acquired with short-term notes
   payable.............................................         $       229    $        --    $        --
                                                                ============   ============   ============

         The accompanying notes are an integral part of these consolidated financial statements.

                                            F-6

                                 IGO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION

         iGo Corporation (formerly Battery Express, Inc.) (the "Company" or "iGo") was incorporated in California in 1993 and is headquartered in Reno, Nevada. iGo designs, manufactures and distributes parts and accessories for mobile technology products such as laptops, cell phones and wireless devices. iGo's mission is to help keep the mobile professional powered up and connected. iGo's products are available toll-free, online, through a dedicated corporate account team, hundreds of resellers and via a direct marketing catalog. iGo has a number of strategic partnerships with leading industry giants including IBM, NEC, Acer, Ericsson and Fujitsu. Some of iGo's corporate accounts include AT&T, UPS, Johnson & Johnson and Merck. iGo's products and services are available via the Internet (www.igo.com) and iGo's mobile sales specialists (24 hours a day, 7 days a week) at 1-800-228-8374.

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


PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany balances and transactions.


INITIAL PUBLIC OFFERING

         On October 13, 1999, the Company conducted its initial public offering of 5,000,000 shares of its common stock, and in November 1999 the underwriters exercised their over-allotment option of 750,000 shares, the net proceeds of which aggregated approximately $62.6 million. At the closing of the offering, all issued and outstanding shares of the Company's mandatory redeemable preferred stock were converted into an aggregate of 7,643,054 shares of common stock.


CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents, and such items are recorded at cost, which approximates fair market value.

INVENTORY

         Inventory is stated at the lower of first-in, first-out, cost or market, and consists primarily of batteries and electronic accessories held for sale.


PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is recorded under the straight-line method over the following estimated useful lives: leasehold improvements, the shorter of the estimated useful life or the remaining life of the lease; furniture and equipment, four to seven years; and software, four years. Costs of normal repairs and maintenance are charged to expense as incurred.


GOODWILL AND OTHER ASSETS

         The costs of trademarks and copyrights are amortized under the straight-line method over their remaining lives ranging from one to 15 years. The goodwill acquired in the Company's three acquisitions during 2000 are amortized under the straight-line method over their estimated useful lives, which approximate 40 to 60 months. Amortization expense charged to operations in 2000, 1999 and 1998 was $2.2 million, $65,605 and $45,978, respectively.


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


CONCENTRATIONS OF CREDIT RISK

         As of December 31, 2000, the Company had accounts receivable from a major customer, Ingram Micro Inc., of approximately $1.9 million. Sales to this customer totaled approximately $5.0 million in the year 2000. No other customer represented a significant percentage of accounts receivable or sales in the year 2000. As of December 31, 1999, and 1998, there were no customers that represented a significant percentage of sales or accounts receivable. Concentrations with respect to trade receivables are generally limited due to the Company's large number of customers and their geographic and economic dispersion. Financial instruments that potentially subject the Company to credit risks consist primarily of cash accounts on deposit with banks, which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk related to cash or accounts receivable.


REVENUE RECOGNITION AND CLASSIFICATION

         Sales of products and outbound shipping fees are recognized at the time merchandise is shipped to customers, net of any discounts and reserves for expected returns. Outbound shipping fees amounted to $1.5 million, $1.2 million and $787,000 in 2000, 1999 and 1998, respectively. Pay-for-performance solutions revenues, in which a fixed commission is paid for any revenue derived from a co-branded website, are classified in net revenue. Pay-for-performance commissions are classified under sales and marketing. Both the revenues and the related commissions are recognized at the time the merchandise is shipped to customers. For wireless data activation services, the Company is paid a commission by the provider for activation. The commissions are recorded in net revenue and are recognized at the time of activation.

SHIPPING EXPENSE

         Inbound shipping expense and outbound shipping charges are included in cost of goods sold. Total freight expense for the years ended December 31, 2000, 1999 and 1998 were $2.3 million, $1.5 million and $773,000, respectively. The Company estimates its outbound shipping expense to be approximately 70% to 90% of the total freight expense, and its inbound shipping expense to be approximately 30% to 10%, accordingly.

ADVERTISING AND PROMOTIONAL EXPENSES

         The Company expenses advertising and promotional costs as they are incurred. Advertising and promotional expenses for the years ended December 31, 2000, 1999 and 1998 were $11.7 million, $10.4 million and $2.1 million, respectively.

RETIREMENT PLANS

         The Company provides a tax-qualified 401(k) retirement plan for the benefit of eligible employees. The plan is designed to provide employees with retirement funds on a tax-deferred basis, and allows for discretionary matching by the employer. Currently, the Company does not match employee contributions.

1999 EMPLOYEE STOCK PURCHASE PLAN

         In July 1999, the Board adopted, and in August 1999 the Company's stockholders approved, the 1999 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 132,000 shares of common stock for issuance thereunder, plus an annual increase to be added on the first day of the Company's fiscal year beginning in January 2001, equal to the lesser of (i) one hundred twenty thousand (120,000) shares (post-split), (ii) three quarters of one percent (0.75%) of the outstanding shares on such date, or (iii) such amount as may be determined by the Board. The Purchase Plan became effective on October 14, 1999, the first business day on which price quotations for the Company's common stock were available on the Nasdaq National Market. Employees are generally eligible to participate in the Purchase Plan if they are customarily employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the Purchase Plan) 5% stockholders of the Company. Under the Purchase Plan, the maximum authorized contribution may be no greater than 10% of cash compensation of eligible employees, subject to certain maximum purchase limitations. Each Offering Period has a maximum duration of two years (the "Offering Period") and consists of four six-month Purchase Periods (each, a "Purchase Period"). Offering Periods and Purchase Periods will begin on May 1 and November 1. The price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable Offering Period or on the last day of that Purchase Period. The Purchase Plan will terminate in July 2009 unless terminated earlier as permitted by the Purchase Plan.

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


FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments include: accounts receivable, accounts payable, notes payable and capital leases. The Company has estimated that the carrying amounts of accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair value of the Company's notes and capital leases approximate their carrying value. The fair value is based on management's estimate of current rates available to the Company for similar debt with the remaining maturity.


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


LONG-LIVED ASSETS

         In accordance with SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. To date, no such impairment has been indicated. The cash flow estimates contain management's best estimates, using appropriate and customary assumptions and projections at the time.


PRODUCT DEVELOPMENT COSTS

         Product development costs consist primarily of payroll and related expenses for merchandising and website personnel, site hosting fees and web content and design expenses. Such costs are expensed as incurred.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company was required to comply with the provisions of SAB 101 by the fourth quarter of 2000. Due to the nature of the Company's operations, SAB 101 did not have a significant impact on the Company's consolidated financial statements.


RECLASSIFICATIONS

         Certain reclassifications have been made to the prior year financial statements to conform to the 2000 presentation.


2. ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following at December 31:

                               DOLLARS IN THOUSANDS            2000       1999
                                                             --------   --------
          Trade receivables.......................           $ 7,501    $ 2,179
          Other current receivables...............               449        547
          Allowance for bad debt..................            (1,075)      (565)
                                                             --------   --------
               Total accounts receivable, net.....           $ 6,875    $ 2,161
                                                             ========   ========

         In the Company's efforts during the second half of 1999 and all of 2000 to focus on the Business-to-Business market, payment terms, generally 30 to 90 days, were extended to numerous business customers.

3. INVENTORY

         Inventory consists of the following at December 31:

                                DOLLARS IN THOUSANDS           2000       1999
                                                             --------   --------
          Products on hand........................           $ 8,964    $ 2,863
          Inventory reserve.......................              (785)      (307)
                                                             --------   --------
               Total inventory, net...............           $ 8,179    $ 2,556
                                                             ========   ========

4. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:

                               DOLLARS IN THOUSANDS            2000       1999
                                                             --------   --------
          Leasehold improvements..................           $   363    $   365
          Furniture and equipment.................             3,309      2,212
          Software................................             2,039      1,318
          Accumulated depreciation and
           amortization...........................            (1,245)      (373)
                                                             --------   --------
               Total property and equipment, net..           $ 4,466    $ 3,522
                                                             ========   ========


5. GOODWILL AND OTHER ASSETS

         Goodwill and other assets consists of the following at December 31:

                               DOLLARS IN THOUSANDS            2000       1999
                                                             --------   --------
          Goodwill................................           $14,358    $    --
          Accumulated amortization................            (2,109)        --
                                                             --------   --------
               Goodwill, net......................            12,249         --
                                                             --------   --------

          Other assets............................             1,089        779
          Accumulated amortization................              (245)      (145)
                                                             --------   --------
               Other assets, net..................               844        634
                                                             --------   --------
               Total goodwill and other assets,
                net...............................           $13,093    $   634
                                                             ========   ========

6. LEASE COMMITMENTS

OPERATING LEASES

         The Company leases certain equipment under non-cancelable operating leases. Lease expense for all equipment operating leases was $10,000, $859 and $859 for the years ended December 31, 2000, 1999, and 1998, respectively.

         The Company leases its facility under a non-cancelable operating lease, which was entered into in December 1999 and is effective through December 2013. The lease requires monthly rental payments, which do not increase over the lease term. The Company records rent expense on a straight-line basis. The Company may extend the lease term for two additional five year periods. In addition to the Company's primary facility, the Company has recorded lease expense for facilities occupied by companies acquired by the Company during the current year. The Company recorded facility rent expense for the years ended December 31, 2000, 1999 and 1998 of $947,000, $138,000 and $139,000, respectively.


         The following is a schedule of the future minimum lease payments under the equipment and facility operating leases as of December 31, 2000:

DOLLARS IN THOUSANDS
          FISCAL YEAR
          -----------
          2001......................................................  $   885
          2002......................................................      857
          2003......................................................      856
          2004......................................................      854
          2005......................................................      849
          Thereafter................................................    6,774
                                                                      --------
                                                                      $11,075
                                                                      ========

CAPITAL LEASES AND LONG-TERM DEBT

         The Company conducts a portion of its operations with equipment under leases, which have been capitalized. The leases are non-cancelable and expire on various dates through 2004. The capitalized value of the equipment is approximately $822,000, and the related accumulated amortization is $294,000, $106,000, and $14,000 as of December 31, 2000, 1999, and 1998, respectively. The
Company has a note with an outstanding balance of $160,000 as of December 31, 2000. The note required interest payments only through September 2000, at which time principal and interest payments are due through maturity in August 2002. The following is a schedule of the future minimum payments under capital leases and long-term debt as of December 31, 2000:

DOLLARS IN THOUSANDS
          FISCAL YEAR
          -----------
          2001......................................................  $   593
          2002......................................................      187
          2003......................................................       12
          2004......................................................        9
                                                                      --------
                                                                          801
          Amount representing interest..............................     (110)
                                                                      --------
          Net present value of future minimum lease payments........      691
          Current portion of capital lease obligation...............     (501)
                                                                      --------
          Noncurrent portion of capital lease obligations...........  $   190
                                                                      ========



7. LEASE LINE OF CREDIT

         On June 28, 1999, the Company signed a $2.0 million equipment lease line of credit with a leasing company. The initial term of the lease is 42 months with an option to extend the initial term for a period of 12 months. A portion of the line was used in a sale leaseback transaction of certain computer hardware and software owned by the Company. The lease was recorded as a capital lease, and resulted in a loss of $219,000 recorded in the Company's statement of operations for the year ended December 31, 1999.

         In connection with this line, the Company issued a warrant to the leasing company to purchase 16,132 shares of Series C preferred stock at an exercise price of $6.82 per share. The warrant expires three years following the initial public offering.


8. SUBORDINATED CONVERTIBLE DEBT

         On July 30, 1999, the Company entered into a $3.5 million subordinated convertible debt agreement with a leasing company, which expired January 30, 2000. Amounts borrowed under such agreement bear interest at an annual rate of 11%. Interest only is payable for the first 12 months, then principal and interest for the final 24 months. On August 6, 1999, the Company drew down $1,167,000 under this agreement.

         On September 10, 1999, the leasing company converted $980,000 of the $1,167,000 outstanding subordinated convertible debt into 124,982 shares of the Series C preferred stock. As of December 31, 2000, the balance outstanding was $168,000.

9. INCOME TAXES

         The provision for income taxes recognized for the years ended December 31 consists of the following:

DOLLARS IN THOUSANDS                                  2000      1999      1998
                                                    --------  --------  --------
          Tax benefit at U.S. statutory rates...    $ 7,940   $ 5,104   $   735
          Other items...........................         (6)       (5)       (6)
          Deductible IPO fees...................         --       128        --
          Stock options.........................        (88)     (132)       (5)
          Increase in valuation allowance.......     (7,846)   (5,095)     (724)
                                                    --------  --------  --------
          Tax benefit...........................    $    --   $    --   $    --
                                                    ========  ========  ========

         The following summarizes the effect of deferred income tax items and the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax items composing the Company's net deferred tax asset as of December 31 are as follows:

DOLLARS IN THOUSANDS                                           2000       1999
                                                             --------   --------
          Current deferred tax asset:
            Accrued liabilities...................           $   575    $   374
            Other.................................                (1)        --
          Current deferred tax liability:
            Prepaid expenses......................              (307)      (385)
          Valuation allowance.....................              (267)        11
                                                             --------   --------
          Net current deferred tax asset..........                --         --
                                                             --------   --------
          Non-current deferred tax asset:
            Net operating loss....................            13,539      5,925
            Other.................................                 1          1
          Non-current deferred tax liability:
            Difference between book and tax
             basis of fixed asset and intangibles.               (85)       (57)
          Valuation allowance.....................           (13,455)    (5,869)
                                                             --------   --------
          Net non-current deferred tax asset......                --         --
                                                             --------   --------
          Net deferred tax asset..................           $    --    $    --
                                                             ========   ========

         Due to the uncertainty of the realization of certain tax carryforward items, a valuation allowance has been established in the aggregate amount of $13.7 million and $5.9 million, at December 31, 2000 and 1999, respectively. Realization of a significant portion of the assets offset by the valuation allowance is dependent on the Company generating sufficient taxable income prior to the expiration of the loss and credit carryforwards. As of December 31, 2000 and 1999, the Company had net operating loss carryforwards of approximately $39.8 million and $17.4 million, respectively, available to offset future taxable income, which are available through 2020. The availability of the loss and credit carryforwards may be subject to further limitation under Sections 382 and 383 of the Internal Revenue Code in the event of a significant change of ownership.


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

         No dividends were declared or paid as of December 31, 1999. The Company recorded accrued dividends on Series A of $140,000 during the year ended December 31, 1997 and $152,000 and $95,000 on Series A and Series B, respectively, during the year ended December 31, 1998. The Company recorded accrued dividends of $122,000, $373,000 and $81,000 on Series A, Series B and Series C, respectively, during the year ended December 31, 1999.

         On October 13, 1999, the Company conducted an initial public offering of 5,750,000 shares of its common stock at a price of $12.00 per share, including 750,000 shares available for sale to the underwriters upon the exercise of their over-allotment option. All shares of Series A, B and C automatically converted into common stock upon the consummation of the offering.

WARRANTS

         In connection with the issuance of Series A, the Company issued warrants for the purchase of 81,000 shares of its common stock at $0.445 per share. The warrants expire on June 14, 2003. As of December 31, 2000, 81,000 shares of the warrants were converted into common stock. The Company has reserved 16,132, 56,632 and 81,000 shares of common stock for issuance under outstanding warrants as of December 31, 2000, 1999 and 1998, respectively.

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

11. STOCK OPTION PLAN

         The Company has a stock option plan under which the Board of Directors has reserved an aggregate of 3,256,800 shares of common stock for issuance, which reserve amount is subject to automatic annual increases on the first day of the Company's fiscal year, beginning in January 2001. Under the plan, the

Company may grant incentive stock options to employees and non-qualified stock options to employees, directors, and consultants.

         Incentive stock options may be granted at a price not less than the estimated fair market value of the common stock (110% of estimated fair value for options granted to stockholders of 10% or more of the voting stock) at the date of grant. Options are exercisable over periods not to exceed ten years from the date of grant (five years for stockholders owning 10% or more of common stock). Non-qualified options may be granted at a price not less than 85% of the estimated fair market value of the common stock at the date of grant and are exercisable over periods not to exceed ten years. Options granted prior to the Company's initial public offering can be exercised at any time following grant. The Company has the right to repurchase at the option exercise price shares that have not vested. Options granted subsequent to the Company's initial public offering can be exercised only to the extent vested. Options granted to date vest over a four-year term, with 25% of the options vesting after the first year and the remaining options vesting on a monthly basis thereafter.

         Stock option activity under the plan is as follows:


                                                      NUMBER    WEIGHTED-AVERAGE
                                                    OF OPTIONS   EXERCISE PRICE
                                                   ------------   ------------
          Balance, January 1, 1998..............       663,000    $      0.05
               Granted..........................       409,878           0.16
               Exercised........................      (209,130)          0.05
               Forfeited........................      (228,870)          0.05
                                                   ------------   ------------
          Balance, December 31, 1998............       634,878           0.12
               Granted..........................       840,324           1.87
               Exercised........................       (94,852)          0.10
               Forfeited........................       (36,000)          0.83
                                                   ------------   ------------
          Balance, December 31, 1999............     1,344,350           1.19
               Granted..........................     1,844,050           4.61
               Exercised........................      (534,126)          0.55
               Forfeited........................      (819,371)          4.20
                                                   ------------   ------------
          Balance, December 31, 2000............     1,834,903    $      3.93
                                                   ============   ============


        The following table summarizes information about stock options outstanding at December 31, 2000:


                                         STOCK OPTIONS OUTSTANDING     STOCK OPTIONS EXERCISABLE
                                         -------------------------     -------------------------
                                     WEIGHTED-AVERAGE    WEIGHTED-     NUMBER          WEIGHTED-
       EXERCISE         OPTIONS        REMAINING        AVERAGE      OF OPTIONS        AVERAGE
        PRICE        OUTSTANDING   CONTRACTUAL LIFE  EXERCISE PRICE  EXERCISABLE    EXERCISE PRICE
     ------------    ------------    ------------    ------------    ------------    ------------
     $      0.04          54,927       7.4 years     $      0.04          23,958     $      0.04
            0.20          98,814       8.0 years            0.20          42,127            0.20
            3.97         168,812       8.4 years            3.97          61,648            3.97
            7.00         125,000       9.0 years            7.00          31,250            7.00
            7.56         270,950       9.0 years            7.56          75,381            7.56
            8.94          71,000       9.2 years            8.94           2,500            8.94
            5.49          10,500       9.6 years            5.49           8,625            5.49
            3.69         392,000       9.7 years            3.69             500            3.69
            3.13         140,500       9.7 years            3.13               0            3.13
            2.75         175,000       9.7 years            2.75               0            2.75
            3.00         100,000       9.8 years            3.00               0            3.00
            1.03         227,400       9.9 years            1.03               0            1.03
                     ------------
                       1,834,903
                     ============

                                          F-16

         The Company applies the provisions of APB No. 25 and related interpretations in accounting for its stock options. For year ended 1998, because the compensation cost for the Company's stock options determined based on the fair value at the grant dates for awards consistent with the method prescribed by SFAS No. 123 does not differ significantly from the compensation cost recorded pursuant to the provisions of APB No. 25, pro forma loss per share is not presented. For years ended 2000 and 1999, had the Company recorded stock-based compensation cost consistent with the provisions of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts included in the table below. The below paragraph discloses the weighted-average assumptions used in estimating the fair value of stock options using the Black-Scholes option valuation model and the weighted-average fair value of the stock options granted. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Additionally, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based compensation has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock-based compensation.

         The weighted average fair value of options granted during 2000, 1999 and 1998 was estimated at $4.61, $4.48 and $3.05 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants: risk-free interest rates of 5.8%, 5.9% and 4.6% in 2000, 1999 and 1998, respectively; dividend yield of 0%; expected lives of four years in 2000, 1999 and 1998; expected life of 2.0 years for employee stock purchases; and volatility of 146% and 133.5% in 2000 and 1999, respectively. There was no expected volatility (because the Company's stock had not been publicly traded) in 1998.

          DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS      2000       1999
          ----------------------------------------------    ---------  ---------
          Net loss - as reported..........................  $(23,901)  $(15,013)
          Net loss - pro forma............................   (25,464)   (15,236)

          Basic and diluted loss per share - as reported..  $  (1.11)  $  (1.01)
          Basic and diluted loss per share - pro forma....     (1.21)     (1.03)


         The Company recorded deferred compensation during 2000, 1999 and 1998 aggregating $0, $2,004,745 and $203,013, respectively, related to stock options. Compensation expense for 2000, 1999 and 1998 totaled $258,895, $365,571 and $15,479, respectively. The remaining balance of deferred compensation at December 31, 2000 will be recognized as expense over the remaining vesting periods of the options as follows:

          2001............................................  $ 269,953
          2002............................................    249,417
          2003............................................     85,745
                                                            ----------
                                                            $ 605,115

         Deferred compensation was computed as the difference between the deemed fair value of the common stock and the option exercise price at the date of grant of the options. Deemed fair value was derived from prices paid by independent investors in the Series A and Series B and Series C financings.

12. LEGAL PROCEDINGS

         From time to time we are involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or administrative or arbitration proceeding that, in our opinion, is likely to seriously harm our business. From time to time, we receive communications from other parties claiming that products we sell infringe technology rights owned by those third parties. We consider all such claims seriously and handle them appropriately.


13. MARKETING AND STRATEGIC RELATIONSHIPS

         In December iGo announced that Acer America Corporation had selected iGo as the primary notebook accessory supplier for Acer America notebooks. In addition, iGo will power and maintain Acer America's accessory Web page--accessories.acer.com. iGo will provide the complete inventory of TravelMate accessories (e.g. batteries, chargers, adapters etc.) via a dedicated 800 line and through accessories.acer.com. iGo will also provide total lifecycle accessory support for Acer legacy products (discontinued notebooks).

         The Company launched a partnership with LetsTalk.com, a leading provider of wireless service configuration technology. Under the terms of the relationship, the LetsTalk.com technology will power the cell phone and activations section of the iGo web site with LetsTalk.com providing the fulfillment and inventory management. iGo receives a revenue share on these activations and becomes the preferred cellular accessory provider for LetsTalk.com.

         Ingram Micro, the world's largest wholesale provider of technology products and services, selected iGo to provide the first cellular accessories for inclusion in its mobile technology product offerings, positioning the two companies at the forefront of the convergence between the mobile computing and mobile communications industries.

         Perksatwork.com, Inc., the premier provider of employee portals, selected iGo to provide its mobile and wireless services to employees at leading companies via the Perksatwork Employee Portal. The Perksatwork Employee Portal provides content, commerce and community services to strengthen the relationship between employer and employee and help employees navigate the demands of work and life. Perksatwork.com, Inc. has since changed its name to Abilizer Solutions, Inc.

         The Company established a premier supplier relationship with Intelisys Electronic Commerce Inc., a leader in global business-to-business electronic commerce. iGo will sell its model-specific accessories and services for mobile electronic devices to approximately 3 million small and medium sized businesses in Intelisys purchasing communities.

         The Company finalized a strategic relationship with PurchasePro.com a leader in browser-based, business-to-business electronic commerce, to execute joint e-commerce objectives that will expand iGo's business-to-business customer base. PurchasePro.com will feature iGo as a preferred supplier in its public marketplace, with listings in product categories for batteries, chargers, power adapters, modems, cell phones and accessories, and wireless service activation, among others - providing PurchasePro's existing and future Private Network clients access to iGo as a vendor in those product categories. In addition, PurchasePro will create an exclusive private marketplace for iGo's corporate customers.

         iGo was selected by AT&T as one of AT&T's first e-commerce/direct distributors of AT&T's Digital One Rate plan for wireless phone service.

14. ACQUISITIONS

         On January 4, 2000, the Company acquired CAW Products, Inc., d.b.a. Cellular Accessory Warehouse, for $353,458 comprised of $100,000 in cash and $253,458 in common stock (29,167 shares of common stock valued at $8.69 per share, the approximate market price of such shares during the few days leading up to and following the announcement of the transaction). Additionally, on January 11, 2000, the Company acquired AR Industries Inc., d.b.a. Road Warrior International, for $2,704,167 comprised of $750,000 in cash and $1,954,167 in common stock (279,167 shares of common stock valued at $7.00 per share, the approximate market price of such shares during the few days leading up to and following the announcement of the transaction). Road Warrior is a designer and distributor of laptop connectivity and power products, as well as model-specific laptop hard drive upgrades. Cellular Accessory Warehouse is a distributor of model-specific cellular accessories.

         Additionally, on August 29, 2000, the Company acquired substantially all the assets of Xtend Micro Products, Inc., for $2,500,000 in cash and 2,268,451 shares of iGo Common Stock. Of such shares, 1,896,574 shares are subject to an earn-out provision based on the post-closing operating performance of the Xtend business unit. The Company has determined beyond a reasonable doubt that the earn out provision will be meet. Xtend will also have the opportunity to earn up to an additional $2,500,000 in a combination of iGo Common Stock and/or cash (at iGo's election) for exceptional post-closing operating performance. Founded in 1990, Xtend Micro Products Inc. is a leader in OEM and OEM compatible power products and accessories for the portable computer market.

         Each acquisition was recorded using the purchase method of accounting under Accounting Principles Board ("APB") Opinion No. 16. Results of operations for each acquired company have been included in the financial results of the Company from the respective acquisition date forward. In accordance with APB Opinion No. 16, all identifiable assets were assigned a portion of the cost of the acquired companies (purchase price) on the basis of their respective fair values. Identifiable intangible assets and goodwill are included in "Goodwill and other assets, net" on the accompanying consolidated balance sheets and are amortized over their estimated useful lives, which approximates 40 months for both Cellular Accessory Warehouse and Road Warrior International, and 60 months for Xtend Micro Products. Intangible assets were identified and valued by considering the Company's intended use of acquired assets and analysis of data concerning products, technologies, markets, historical financial performance, and underlying assumptions of future performance. The economic and competitive environment in which the Company and the acquired companies operate was also considered in the valuation analysis. The Company periodically evaluates its intangible assets for impairment, and as of December 31, 2000, no write-downs have been recorded.

         The pro forma condensed consolidated financial information for the year ended December 31, 1999, determined as if all acquisitions had occurred on January 1 of that period, would have resulted in net sales of $37.4 million, net loss of $16.1 million, and basic and diluted loss per share of $1.09. The pro forma condensed consolidated financial information for the year ended December 31, 1998, determined as if all acquisitions had occurred on January 1 of that period, would have resulted in net sales of $36.2 million, net loss of $4.1 million, and basic and diluted loss per share of $.69. Due to the timing of the acquisitions on January 4, 2000 and January 11, 2000 for Cellular Accessory Warehouse, and Road Warrior International, respectively, no significant activity took place prior to the acquisitions and therefore pro forma results are not presented. The pro forma condensed consolidated financial information for the year ended December 31, 2000, determined as if the Xtend acquisition had occurred on January 1 of that period, would have resulted in net sales of $47.2 million, net loss of $22.8 million, and basic and diluted loss per share of $1.06. This unaudited pro forma information is presented for illustrative purposes only, and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had iGo Corporation and the acquired companies been combined during the specified period.

15. SUBSEQUENT EVENTS

LOAN TO CHAIRMAN AND CHIEF EXECUTIVE OFFICER

         On January 2, 2001, the Company entered into a Secured Loan Agreement with Ken Hawk, then our Chairman and Chief Executive Officer, pursuant to which the Company loaned him $306,100. This loan bore interest at 10.5% and would have matured on June 8, 2001. The loan was full recourse and was secured by 306,100 shares of iGo common stock held by Mr. Hawk, which represented shares with a market value of twice the loan principal amount on the date the loan was made. As described below, this loan was subsequently restructured.

RESIGNATION OF CHAIRMAN AND CHIEF EXECUTIVE OFFICER

         On March 26, 2001, Ken Hawk resigned from his employment with and as the President, Chairman of the Board and Chief Executive Officer of the Company. Mr. Hawk will continue to serve as a member of the Company's Board of Directors. Under a Consulting Agreement, Mr. Hawk will also serve as a consultant to the Company for a period of one year following his resignation. As consideration for his services as a consultant, Mr. Hawk will receive an aggregate of approximately $240,500 during the term of the Consulting Agreement. The Company also agreed to restructure the indebtedness owed by Mr. Hawk to the Company. Under the terms of a Secured Note, previously existing notes payable to the Company were consolidated into one note for an aggregate principal amount of $366,410. This note bears interest at 8.0% and matures on March 26, 2003, or upon an event of default. The note is secured by 977,000 shares of iGo common stock owned by Mr. Hawk, which represented shares with a market value of approximately twice the principal amount of the note on the date of the Security Agreement executed by Mr. Hawk in conjunction with the note.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Reno, Nevada on this 29th day of March 2001.

                                IGO CORPORATION


                                By: /s/ Rick Shaff
                                    --------------------------------------------
                                    Rick Shaff
                                    Acting President and Chief Executive Officer
                                          and Chief Financial Officer



                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Edwards and Rick Shaff, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

        SIGNATURE                     TITLE                           DATE
        ---------                     -----                           ----

  /s/ Rick Shaff            Acting President and Chief           March 29, 2001
 ----------------------     Executive Officer and Chief
     (Rick Shaff)           Financial Officer (Principal
                            Executive and Financial and
                            Accounting Officer)



  /s/ Michael Edwards       Chairman of the Board of Directors   March 29, 2001
 ----------------------
     (Michael Edwards)

  /s/ Darrell Boyle         Director                             March 29, 2001
 ----------------------
     (Darrell Boyle)

  /s/ Ross Bott             Director                             March 29, 2001
 ----------------------
     (Ross Bott)

  /s/ Ken Hawk              Director                             March 29, 2001
 ----------------------
     (Ken Hawk)

  /s/ Peter Gotcher         Director                             March 29, 2001
 ----------------------
     (Peter Gotcher)

                                                   SCHEDULE II
                                        VALUATION AND QUALIFYING ACCOUNTS

DOLLARS IN THOUSANDS                                        ADDITIONAL
                                 BALANCE AT                 PROVISIONS                  BALANCE AT
                                BEGINNING OF                OBTAINED IN     ACCOUNTS      END OF
                                   PERIOD      PROVISIONS   ACQUISITIONS   WRITTEN OFF    PERIOD
                                ------------  ------------  ------------  ------------  ------------
ALLOWANCE FOR BAD DEBT:
    Year ended 12/31/00         $       565   $       663   $       511   $       664   $     1,075
                                ============  ============  ============  ============  ============
    Year ended 12/31/99         $       170   $       719   $        --   $       324   $       565
                                ============  ============  ============  ============  ============
    Year ended 12/31/98         $       128   $       357   $        --   $       315   $       170
                                ============  ============  ============  ============  ============

ALLOWANCE FOR SALES RETURNS:
    Year ended 12/31/00         $       147   $       360   $        --   $        67   $       440
                                ============  ============  ============  ============  ============
    Year ended 12/31/99         $       237   $        (3)  $        --   $        87   $       147
                                ============  ============  ============  ============  ============
    Year ended 12/31/98         $        63   $     1,969   $        --   $     1,795   $       237
                                ============  ============  ============  ============  ============

INVENTORY RESERVE:
    Year ended 12/31/00         $       307   $       790   $       300   $       612   $       785
                                ============  ============  ============  ============  ============
    Year ended 12/31/99         $       109   $       356   $        --   $       158   $       307
                                ============  ============  ============  ============  ============
    Year ended 12/31/98         $        --   $       109   $        --   $        --   $       109
                                ============  ============  ============  ============  ============

                                      F-22