Form 10-Q
period 2001-03-31
IGO CORP
filed 2001-05-15
CIK 1073773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001


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

                                   RICK SHAFF
    ACTING PRESIDENT AND CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                      9393 GATEWAY DRIVE RENO, NEVADA 89511
                    (Address of principal executive offices)


                                 (775) 746-6140
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|


        Shares outstanding of each of the registrant's classes of common stock as of April 30, 2001


                 CLASS                           OUTSTANDING AS APRIL 30, 2001
                 -----                           -----------------------------
     Common stock, $0.001 par value                        23,308,905

                                 IGO CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

         ITEM 1  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                 MARCH 31, 2001 AND DECEMBER 31, 2000                        3

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                 THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000       4

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
                 THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000       5

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS        6

         ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                        10

                 FACTORS THAT MAY EFFECT FUTURE RESULTS                     13

         ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK                                                23

PART II  OTHER INFORMATION                                                  23

         ITEM 1  LEGAL PROCEEDINGS

         ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

         ITEM 3  DEFAULTS UPON SENIOR SECURITIES

         ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         ITEM 5  OTHER INFORMATION

         ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES                                                                  25

                                 IGO CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000

DOLLARS IN THOUSANDS                                     MARCH 31,  DECEMBER 31,
                                                             2001        2000
                                                          ---------    ---------
ASSETS

Current assets:
     Cash and cash equivalents .......................    $ 14,448     $ 20,321
     Accounts receivable, net ........................       5,884        6,875
     Inventory, net ..................................       6,853        8,179
     Prepaid expenses ................................         834          905
                                                          ---------    ---------
       Total current assets ..........................      28,019       36,280
Property and equipment, net ..........................       4,238        4,466
Intangibles and other assets, net ....................      12,243       13,093
                                                          ---------    ---------
               Total .................................    $ 44,500     $ 53,839
                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ................................    $  2,180     $  5,117
     Accrued liabilities .............................       3,023        3,446
     Current portion of capital lease obligations
          and long-term debt .........................         500          501
     Short-term note payable .........................         212          280
                                                          ---------    ---------
          Total current liabilities ..................       5,915        9,344
Long-term portion of capital lease obligations
    and long-term debt ...............................         140          190
                                                          ---------    ---------
          Total liabilities ..........................       6,055        9,534
                                                          ---------    ---------
Commitments and contingencies (note 6)

Stockholders' equity:
     Common stock, $0.001 par value; 50,000,000
        shares authorized;  23,304,593 and
        23,282,842 shares issued and outstanding .....          23           23
     Additional paid-in capital ......................      87,925       87,921
     Deferred compensation ...........................        (542)        (604)
     Receivable from stockholder .....................        (367)         (47)
     Accumulated deficit .............................     (48,594)     (42,988)
                                                          ---------    ---------
          Total stockholders' equity .................      38,445       44,305
                                                          ---------    ---------
               Total .................................    $ 44,500     $ 53,839
                                                          =========    =========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                      IGO CORPORATION

                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                FOR THE THREE-MONTH PERIODS

                               ENDED MARCH 31, 2001 AND 2000
DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)                    THREE-MONTH PERIODS
                                                                       ENDED
                                                              MARCH 31,       MARCH 31,
                                                                 2001           2000
                                                            -------------   -------------
Revenues:
         Net product revenue ............................   $      9,636    $      7,604
Cost of goods sold ......................................          7,736           5,225
                                                            -------------   -------------
Gross profit ............................................          1,900           2,379
                                                            -------------   -------------

Operating expenses:
     Sales and marketing ................................          3,895           6,934
     Product development ................................            843           1,629
     General and administrative .........................          2,259           1,970
     Merger and acquisition costs, including amortization
       of goodwill and other purchased intangibles ......            853             599
                                                            -------------   -------------
          Total operating expenses ......................          7,850          11,132
                                                            -------------   -------------
Loss from operations ....................................         (5,950)         (8,753)

Other income, net .......................................            344             546
                                                            -------------   -------------
Loss before provision for income taxes ..................         (5,606)         (8,207)
Provision for income taxes ..............................             --              --
                                                            -------------   -------------
Net loss attributable to common
   stockholders .........................................   $     (5,606)   $     (8,207)
                                                            =============   =============

Net loss per share:
     Basic and diluted ..................................   $      (0.24)   $      (0.40)
                                                            =============   =============

Weighted-average shares outstanding:
     Basic and diluted ..................................     23,298,951      20,563,358
                                                            =============   =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 IGO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

DOLLARS IN THOUSANDS                                   THREE-MONTH PERIODS ENDED
                                                           MARCH 31,   MARCH 31,
                                                              2001       2000
                                                           ---------   ---------
Cash flows from operating activities:
  Net loss .............................................   $ (5,606)   $ (8,207)
    Adjustments to reconcile net loss to net cash used
       in operating activities:
    Compensation expense related to stock options ......         62          60
    Accrued interest on stockholder note receivable ....        (14)         (3)
    Provisions for bad debt and inventory ..............      1,217         663
    Loss on sale leaseback and disposition of assets ...         --          17
    Depreciation and amortization ......................        378         243
    Amortization of goodwill ...........................        853         377
    Changes in:
      Accounts receivable ..............................        844         270
      Inventory ........................................        256      (1,460)
      Prepaid expenses and other assets ................         40         733
      Accounts payable, accrued liabilities and
       deferred rent ...................................     (3,360)     (1,632)
                                                           ---------   ---------
        Net cash used in operating activities ..........     (5,330)     (8,939)
                                                           ---------   ---------
Cash flows from investing activities:
  Acquisition of property and equipment ................       (122)       (583)
  Acquisition of businesses ............................         --      (2,010)
                                                           ---------   ---------
        Net cash used in investing activities ..........       (122)     (2,593)
                                                           ---------   ---------
Cash flows from financing activities:
  Principal payments on short-term note and
   capital leases ......................................       (119)        (94)
  Loan to stockholder ..................................       (306)         --
  Proceeds from exercise of stock options ..............          4         289
                                                           ---------   ---------
        Net cash (used in) provided by financing
         activities ....................................       (421)        195
                                                           ---------   ---------
Net decrease in cash and cash equivalents ..............     (5,873)    (11,337)
Cash and cash equivalents, beginning of period .........     20,321      57,364
                                                           ---------   ---------
Cash and cash equivalents, end of period ...............   $ 14,448    $ 46,027
                                                           =========   =========

Supplemental disclosure of cash flows information:

    Cash paid during the year for interest .............   $     12    $     32
                                                           =========   =========
    Common stock issued in connection with
     acquisitions ......................................   $     --    $  2,208
                                                           =========   =========
    Net liabilities acquired in acquisition ............   $     --    $    960
                                                           =========   =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 IGO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION

         iGo Corporation (formerly Battery Express, Inc.) (the "Company") was incorporated in California in 1993 and is headquartered in Reno, Nevada. iGo Corporation (NASDAQ: IGOC) is a leading provider of parts and accessories for mobile technology products such as laptops, cell phones and wireless devices. iGo's mission is to keep the mobile professional powered up and connected anywhere they go. iGo's industry leading alliances and business partners include companies such as Ariba Inc., AT&T Wireless, IBM, Intelisys, Corp., NEC Computers, Inc., Perksatwork.com (now Abilizer Solutions), Ingram Micro, Concur Technologies and PurchasePro.com. Through the iGo.com website and corporate solutions representatives, iGo enables more than half of the FORTUNE 500 to efficiently purchase and receive mobile products and services overnight. iGo's products and services are available via the Internet (www.igo.com) and iGo's mobile sales specialists (24 hours a day, 7 days a week) at 1-800-228-8374 and through a corporate account team, resellers and strategic partners.

BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements for the three-month periods ended March 31, 2001 and 2000 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain interim information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial condition, results of operations, and cash flows have been included. The results of operations for the interim periods should not be considered indicative of results for any other interim period or for a full calendar year. These financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, in the Company's Form 10-K for the year ended December 31, 2000. Certain of the 2000 amounts included herein have been reclassified to be consistent with the 2001 condensed consolidated financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000. Adoption of SFAS No. 133 did not have a material impact on the Company's consolidated financial statements.



2. ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following at March 31, 2001 and December 31, 2000:

DOLLARS IN THOUSANDS                                     MARCH 31,  DECEMBER 31,
                                                            2001         2000
                                                         ----------   ----------
         Trade receivables.......................        $   6,351    $   7,501
         Other current receivables...............              309          449
         Allowance for bad debts.................             (776)      (1,075)
                                                         ----------   ----------
              Total accounts receivable, net.....        $  5,884     $   6,875
                                                         ==========   ==========



3. INVENTORY

      Inventory consists of the following at March 31, 2001 and December 31, 2000:

DOLLARS IN THOUSANDS                                     MARCH 31,  DECEMBER 31,
                                                            2001         2000
                                                         ----------   ----------
         Products on hand .......................        $   8,519    $   8,964
         Inventory reserve ......................           (1,666)        (785)
                                                         ----------   ----------
              Total inventory, net ..............        $   6,853    $   8,179
                                                         ==========   ==========



4. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at March 31, 2001 and December 31, 2000:

DOLLARS IN THOUSANDS                                     MARCH 31,  DECEMBER 31,
                                                            2001         2000
                                                         ----------   ----------
          Leasehold improvements.................        $     363    $     363
          Furniture and equipment................            3,420        3,309
          Software...............................            2,047        2,039
          Accumulated depreciation and
           amortization..........................           (1,592)      (1,245)
                                                         ----------   ----------
               Total property and equipment, net.        $   4,238    $   4,466
                                                         ==========   ==========

5. GOODWILL AND OTHER ASSETS

         Goodwill and other assets consists of the following at March 31, 2001 and December 31, 2000:

DOLLARS IN THOUSANDS                                     MARCH 31,  DECEMBER 31,
                                                            2001         2000
                                                         ----------   ----------
          Goodwill...............................        $  14,359    $  14,358
          Accumulated amortization...............           (2,990)      (2,109)
                                                         ----------   ----------
               Goodwill, net.....................           11,369       12,249
                                                         ----------   ----------

          Other assets...........................            1,119        1,089
          Accumulated amortization...............             (245)        (245)
                                                         ----------   ----------
               Other assets, net.................              874          844
                                                         ----------   ----------
               Total goodwill and other assets, net      $  12,243    $  13,093
                                                         ==========   ==========



6. LEGAL PROCEEDINGS

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


7. BUSINESS ACQUISITIONS

         On January 4, 2000, the Company acquired CAW Products, Inc., d.b.a. Cellular Accessory Warehouse, for $353,458 comprised of $100,000 in cash and $253,458 in stock (29,167 shares of common stock valued at $8.69 per share, the approximate market price of such shares during the few days leading up to and following the announcement of the transaction). Additionally, on January 11, 2000, the Company acquired AR Industries Inc., d.b.a. Road Warrior International, for $2,704,167 comprised of $750,000 in cash and $1,954,167 in stock (279,167 shares of common stock valued at $7.00 per share, the approximate market price of such shares during the few days leading up to and following the announcement of the transaction). Road Warrior International is a designer and distributor of laptop connectivity and power products, as well as model specific laptop hard drive upgrades. Cellular Accessory Warehouse is a distributor of model specific cellular accessories.

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

         Each acquisition was recorded using the purchase method of accounting under Accounting Principles Board ("APB") Opinion No. 16. Results of operations for each acquired company have been included in the financial results of the Company from the respective acquisition date forward. In accordance with APB Opinion No. 16, all identifiable assets were assigned a portion of the cost of the acquired companies (purchase price) on the basis of their respective fair values. Identifiable intangible assets and goodwill are included in "Intangibles and other assets, net" on the accompanying condensed consolidated balance sheets and are amortized over their estimated useful lives, which approximates 40 months for both Cellular Accessory Warehouse and Road Warrior International, and 60 months for Xtend Micro Products. Intangible assets were identified and valued by considering the Company's intended use of acquired assets and analysis of data concerning products, technologies, markets, historical financial performance, and underlying assumptions of future performance. The economic and competitive environment in which the Company and the acquired companies operate was also considered in the valuation analysis. The Company periodically evaluates its intangible assets for impairment, and as of March 31, 2001, no write-downs have been recorded.

8. LOAN TO CHAIRMAN AND CHIEF EXECUTIVE OFFICER

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

9. RESIGNATION OF CHAIRMAN AND CHIEF EXECUTIVE OFFICER

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

10. SUBSEQUENT EVENT - NOTICE OF POSSIBLE DELISTING FROM NASDAQ

         On April 17, 2001, we received a letter from Nasdaq stating that our common stock had failed to maintain a minimum bid price of $1.00 over the prior 30 consecutive trading days as required for continued listing on the Nasdaq National Market under Marketplace Rule 4450(a)(5). We have 90 days or until July 15, 2001, to regain compliance with this rule. If at any time before July 16, 2001, the closing bid price of our common stock is at least $1.00 for a minimum of ten consecutive trading days, staff at Nasdaq will determine if we comply with the rule. However, if we are unable to demonstrate compliance with the rule by July 16, 2001, the staff at Nasdaq will provide iGo with written notification that its securities will be delisted. At that time, we can appeal to the Nasdaq Listing Qualifications Panel. There can be no assurances that this appeal would be resolved favorably. In the event that any such appeal is denied, our common stock would thereafter be quoted on the OTC Bulletin Board unless re-listed on the Nasdaq or another exchange or quotation system.

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

         We incurred net losses of $23.9 million in 2000, $15.0 million in 1999 and $1.9 million in 1998. For the three months ended March 31, 2001, our net loss was $5.6 million. At March 31, 2001, we had an accumulated deficit of approximately $48.6 million. The net losses resulted from costs associated with marketing programs to attract new customers, developing our website and proprietary databases and the development of our operational infrastructure.

         Although we have reduced sales and marketing expenses in absolute dollar terms, we will need to generate significantly higher revenues to achieve and maintain profitability. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater, which will in turn delay or prevent our achievement of profitability.

THREE MONTH PERIOD ENDED MARCH 31, 2001 COMPARISON TO THREE MONTH PERIOD ENDED MARCH 31, 2000

         NET PRODUCT REVENUE. Net product revenue consists of product sales to customers and outbound shipping charges, net of any discounts and reserves for expected returns. Net product revenue increased from $7.6 million for the three month period ended March 31, 2000 to $9.6 million for the three month period ended March 31, 2001. The increase in net product revenue was primarily a result of expanded marketing efforts and strategic relationship initiatives, repeat purchases from pre-existing buyers, increased success in selling to enterprises, or business-to-business, and our purchases of Xtend Micro Products, Road Warrior International and Cellular Accessory Warehouse.

         GROSS MARGIN. Gross Margin is net product revenue less the cost of sales, which typically consists of the cost of products sold to customers, inbound shipping expense and outbound shipping charges. In the first quarter of 2001, the Company also recorded an increase of approximately $1.0 million to inventory reserves specific to discontinued inventory. Cost of goods sold increased from $5.2 million for the three month period ended March 31, 2000 to $7.7 million for the three month period ended March 31, 2001. Our gross margin decreased from 31.3 % in the first quarter of 2000 to 19.7 % in the first quarter of 2001. The decrease in gross margin from the prior year period was due to two primary factors: 1) the above mentioned additional inventory reserves of $1.0 million and 2) lower gross margin on the sale of close out inventory. Without the effect of the increased inventory reserve, the gross margin for the quarter ended March 31, 2001 would have been 30.1%.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of advertising costs, fulfillment expenses, credit card costs and the salary and benefits of our sales, marketing and customer contact center personnel. Advertising and promotional expenses include pay for performance and online marketing efforts, print advertising, trade shows and direct marketing costs. Sales and marketing expenses decreased from $6.9 million for the three month period ended March 31, 2000 to $3.9 million for the three month period ended March 31, 2001. The most significant single component of sales and marketing expense is advertising costs. From the first quarter of 2000 to the first quarter of 2001 advertising costs declined in absolute dollars from approximately $4.0 million to $1.1 million. Expressed as a percentage of net revenue, advertising costs decreased from 53% in the first quarter of 2000 to 11% in the first quarter of 2001. This decrease is principally due to efficiencies from our continued migration from an ad spend driven sales model to relationship based selling.

         PRODUCT DEVELOPMENT. Product development expenses generally consist of payroll and related expenses for merchandising and website personnel, site hosting fees and web content and design expenses as well as expenses associated with development of our proprietary products. Product development expenses decreased from $1.6 million for the three month period ended March 31, 2000 to $843,000 for the three month period ended March 31, 2001. The higher expense in the prior year was primarily attributable to additional investment made to improve the functionality and speed of our existing web site, as well as planning and design costs incurred for the next generation of our web site.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries and related costs for our executive, administrative and finance personnel, support services and professional fees, as well as general corporate expenses such as rent and depreciation and amortization. General and administrative expenses increased from $2.0 million for the quarter ended March 31, 2000 to $2.3 million for the quarter ended March 31, 2001. Expressed as a percentage of net revenue, general and administrative expenses decreased from 26% to 23%, respectively. The increase in general and administrative expenses for the first quarter of 2001 over the prior year period was primarily attributable to a one time charge of $223,000 related to our reorganization in the first quarter of 2001 and costs associated with operations of Xtend Micro Products, which was acquired in August of 2000.

         MERGER AND ACQUISITION COSTS, INCLUDING AMORTIZATION OF GOODWILL AND OTHER PURCHASED INTANGIBLES. In the three month period ended March 31, 2001, we incurred $853,000 in merger and acquisition costs inclusive of goodwill amortization compared to $599,000 incurred during the three month period ended March 31, 2000. These non-cash acquisition costs primarily relate to the amortization of goodwill resulting from the January 2000 acquisitions of Road Warrior and Cellular Accessory Warehouse and the August 2000 acquisition of Xtend Micro Products. Goodwill and covenants not to compete are amortized on a straight-line basis over their respective useful lives, generally 40 to 60 months.

         OTHER INCOME, NET. Other income, net, consists primarily of interest income earned on cash and cash equivalents, net of interest expense on borrowing and capital leases, and losses resulting from disposals of fixed assets. Other income, net, decreased from $546,000 for the three month period ended March 31, 2000 to $344,000 for the three month period ended March 31, 2001. The decrease was primarily attributable to lower interest income as funds invested from the net proceeds of the initial public offering in October 1999 declined.

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

LIQUIDITY AND CAPITAL RESOURCES

         Prior to our initial public offering, we financed our operations primarily through the sale of preferred stock, capital lease obligations and revolving credit facilities. Prior to our initial public offering, we received $13.2 million from the sale of preferred stock, net of issuance costs. Of this amount, $1.4 million was received in June 1996, $6.0 million in October 1998 and $5.8 million in July 1999. Proceeds from equipment financed under a sale-leaseback transaction, net of principal repayments, amounted to $685,000 during the year ended December 31, 1999. There were no proceeds from equipment financed under sale-leaseback transactions during the three month period ended March 31, 2001. Proceeds from our initial public offering in October 1999, net of offering costs, amounted to approximately $62.6 million.

         Net cash used in operating activities was $5.3 million for the three month period ended March 31, 2001, compared to $8.9 million for the three month period ended March 31, 2000. Net cash used in operating activities during the current period consisted primarily of net losses, as well as fluctuations in accounts payable and accounts receivable between periods. Non-cash expenses included in the net loss for the first quarter of 2001 were approximately $1.2 million higher than for the first quarter 2000. In the three month period ended March 31, 2000, an increase in inventory accounted for approximately $1.5 million of cash used in operating activities compared to $256,000 in cash provided by operating activities in three month period ended March 31, 2001, as a result of a decrease in inventories.

         Net cash used in investing activities was $122,000 for the three month period ended March 31, 2001, which was attributable to acquisitions of property and equipment. Net cash used in investing activities was $2.6 million for the three month period ended March 31, 2000, and reflects purchases of property and equipment and acquisition of businesses associated with growth of our business.

         Net cash used in financing activities was $421,000 for the three month period ended March 31, 2001, compared to $195,000 in cash provided by financing activities for the three month period ended March 31, 2000. Cash used in financing activities in the current year period represented a loan to a stockholder, who was formerly our Chairman and Chief Executive Officer, and principal payments on debt. Cash provided by financing activities in the prior year period represented proceeds from the exercise of stock options, which was partially offset of principal payments on debt.

         We currently anticipate that the net proceeds of our recent equity and debt financings together with our available funds, will be sufficient to meet our anticipated working capital and capital expenditure needs at least through the end of 2001. We may need to raise additional funds before the end of 2001 in the event that we pursue strategic acquisitions or experience operating losses that exceed our expectations. If we raise additional funds through the issuance of equity securities or convertible debt securities, our existing stockholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if it is available, the terms may not be favorable to our stockholders or us.


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

WE HAVE A HISTORY OF LOSSES AND WE EXPECT LOSSES FOR AT LEAST THE NEXT FEW QUARTERS

         Since our inception in 1993, we have incurred significant net losses, resulting primarily from costs related to developing our proprietary databases, establishing our brand, building our customer contact center, developing relationships with suppliers and attracting users to our website. At March 31, 2001, we had an accumulated deficit of approximately $48.6 million. Although we have experienced an increase in net product revenue each period, this growth may not be sustainable. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater, which will in turn delay or prevent our achievement of profitability.

WE MAY NOT HAVE SUFFICIENT CAPITAL TO REACH PROFITABILITY

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

IF OUR SHARES ARE DELISTED, OUR STOCK PRICE MAY DECLINE FURTHER AND WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL

         One of the continued listing standards for our stock on the Nasdaq National Market is the maintenance of a $1.00 bid price. On April 17, 2001, we received a letter from Nasdaq stating that our common stock had failed to maintain a minimum bid price of $1.00 over the prior 30 consecutive trading days as required for continued listing on the Nasdaq National Market under Marketplace Rule 4450(a)(5). We have 90 days or until July 15, 2001, to regain compliance with this rule. If at any time before July 16, 2001, the closing bid price of our common stock is at least $1.00 for a minimum of ten consecutive trading days, staff at Nasdaq will determine if we comply with the rule. However, if we are unable to demonstrate compliance with the rule by July 16, 2001, staff at Nasdaq will provide iGo with written notification that its securities will be delisted. At that time, we can appeal to the Nasdaq Listing Qualifications Panel. There can be no assurances that this appeal would be resolved favorably. While our stock would continue to trade on the over-the-counter bulletin board following any delisting from the Nasdaq National Market, we expect that our stock price and trading volume would decline, possibly significantly, and our ability to raise additional capital would be substantially diminished by any such delisting.

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

IF WE FAIL TO MANAGE EXPANSION EFFECTIVELY, OUR BUSINESS AND PROSPECTS COULD BE SERIOUSLY HARMED

         Our ability to execute our business model in a rapidly evolving market requires an effective planning and management process. At March 31, 2000, we had a total of 225 full-time employees, and at March 31, 2001, we had a total of 188 full-time employees. Over the same period, our revenues have grown by 27% notwithstanding the decrease in the number of employees generating such revenues. This growth has placed, and we expect our anticipated growth to continue to place, a significant strain on our management systems and resources. To manage our growth, we must successfully implement operational and financial systems and controls, properly integrate acquired businesses, and recruit, train and retain new employees. Some key members of our management team have recently been hired. These individuals have had little experience working in our organization. We cannot be certain that we will be able to integrate new executives or other employees into our organization effectively. In addition, there will be significant administrative burdens placed on our management team as a result of our status as a public company. If we do not manage growth effectively, our business, financial condition and results of operations could be harmed.

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

FAILURE OF THIRD PARTY SUPPLIERS TO SHIP PRODUCTS DIRECTLY TO OUR CUSTOMERS COULD HARM OUR BUSINESS

         For the quarter ended March 31, 2001, approximately 13% of our total net revenues were from products shipped to our customers directly from our suppliers. The failure of these suppliers to continue to ship products directly to our customers or to ship products to our customers in a timely manner could result in lost revenues, customer dissatisfaction and damage to our reputation. In addition, if we could not depend on these suppliers to ship products to our customers directly, we would have to carry the products in our inventory, which would expose us to risks of excess inventory, outdated merchandise and increased warehouse costs, all of which could harm our business.

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

         If all or most of the inventory in our warehouse were damaged or destroyed, we might be unable to replace the inventory in a timely manner and, as a result, be unable to process orders in a timely manner or at all. Approximately 87% of the products we sell come from the inventory in our warehouse. We cannot be certain that we would be able to replace the inventory as quickly as our customer orders demand, which may result in the loss of revenue and customers, which would harm our business, financial condition and results of operations.



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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In connection with our initial public offering of common stock, we filed a Registration Statement on Form S-1, SEC File No. 333-84723 (the "Registration Statement"), which was declared effective by the Commission on October 13, 1999. Pursuant to the Registration Statement, we registered 5,750,000 shares of our common stock, $.001 par value per share, including 750,000 shares available for sale to the underwriters upon the exercise of their over-allotment option. The aggregate offering price of the shares sold was $69.0 million, $4.8 million of which was applied towards the underwriters' discounts and commissions. Other expenses related to the offering totaled $1.6 million. The net proceeds to us from the sale of common stock in the initial public offering were approximately $62.6 million, including exercise of the underwriters' over-allotment option.

         We have used a portion of the proceeds for investment in sales and marketing, and general corporate purposes, including capital expenditures ($4.6 million), as well as strategic acquisitions ($4.5 million). The remainder of the proceeds have been invested in short-term, interest-bearing, investment-grade securities. The use of proceeds from the offering does not represent a material change in the use of proceeds described in our final prospectus filed on October 15, 1999.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
        FORM 8-K

(a)     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      Exhibit No.                   Description

        10.24 Separation Agreement dated effective as of March 26, 2001 between iGo and Tom de Jong.

(b)     REPORTS ON FORM 8-K

        None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2001


                                                    IGO CORPORATION


                                                     /S/ RICK SHAFF
                                                    ---------------------------
                                                    Rick Shaff
                                                    Acting President and Chief
                                                    Executive Officer and Chief
                                                    Financial Officer

                                                    (Duly Authorized Officer,
                                                    Principal Financial and
                                                    Accounting Officer)