Form 10-Q
period 2001-06-30
IGO CORP
filed 2001-08-13
CIK 1073773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001


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

                                   RICK SHAFF
                      PRESIDENT AND CHIEF EXECUTIVE OFFICER
                      9393 GATEWAY DRIVE RENO, NEVADA 89511
                    (Address of principal executive offices)


                                (775) 746 - 6140
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|


            Shares outstanding of each of the registrant's classes of
                        common stock as of August 3, 2001


                    Class                      Outstanding as August 3, 2001
                    -----                      -----------------------------
        Common stock, $0.001 par value                   23,341,474

                                 IGO CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

        ITEM 1  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2001
                AND DECEMBER 31, 2000                                          3

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000 4

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000                 5

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS           6

        ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                           10

                FACTORS THAT MAY EFFECT FUTURE RESULTS                        14

        ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    24

PART II OTHER INFORMATION                                                     24

        ITEM 1  LEGAL PROCEEDINGS

        ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

        ITEM 3  DEFAULTS UPON SENIOR SECURITIES

        ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        ITEM 5  OTHER INFORMATION

        ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES                                                                    26

                                 IGO CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 2001 AND DECEMBER 31, 2000

DOLLARS IN THOUSANDS                                   JUNE 30,     DECEMBER 31,
                                                         2001           2000
                                                      ---------      ---------
ASSETS

Current assets:
     Cash and cash equivalents ...................    $ 10,538       $ 20,321
     Accounts receivable, net ....................       6,154          6,875
     Inventory, net ..............................       5,574          8,179
     Prepaid expenses ............................         582            905
                                                      ---------      ---------
          Total current assets ...................      22,848         36,280
Property and equipment, net ......................       3,894          4,466
Goodwill and other assets, net ...................      11,403         13,093
                                                      ---------      ---------
               Total .............................    $ 38,145       $ 53,839
                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ............................    $  1,671       $  5,117
     Accrued liabilities .........................       3,206          3,446
     Current portion of capital lease obligations
          and long-term debt .....................         372            501
     Short-term note payable .....................         121            280
                                                      ---------      ---------
          Total current liabilities ..............       5,370          9,344
Long-term portion of capital lease obligations
    and long-term debt ...........................          31            190
                                                      ---------      ---------
          Total liabilities ......................       5,401          9,534
                                                      ---------      ---------

Commitments and contingencies (note 6)

Stockholders' equity:
     Common stock, $0.001 par value; 50,000,000
          shares authorized;  23,341,474 and
          23,282,842 shares issued and outstanding          23             23
     Additional paid-in capital ..................      87,681         87,921
     Deferred compensation .......................        (240)          (604)
     Receivable from stockholder .................        (374)           (47)
     Accumulated deficit .........................     (54,346)       (42,988)
                                                      ---------      ---------
          Total stockholders' equity .............      32,744         44,305
                                                      ---------      ---------
               Total .............................    $ 38,145       $ 53,839
                                                      =========      =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                     IGO CORPORATION

                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                        FOR THE THREE-MONTH AND SIX-MONTH PERIODS

                                              ENDED JUNE 30, 2001 AND 2000

                                                                      THREE-MONTH PERIODS                  SIX-MONTH PERIODS
DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)                                ENDED                                ENDED
                                                                 JUNE 30,          JUNE 30,           JUNE 30,           JUNE 30,
                                                                   2001              2000               2001               2000
                                                              -------------      -------------      -------------      -------------
Revenues:
         Net product revenue ............................     $      7,403       $      9,224       $     17,039       $     16,828
Cost of goods sold ......................................            6,324              6,267             14,060             11,492
                                                              -------------      -------------      -------------      -------------
Gross profit ............................................            1,079              2,957              2,979              5,336
                                                              -------------      -------------      -------------      -------------

Operating expenses:
     Sales and marketing ................................            3,112              5,595              7,008             12,530
     Product development ................................              880              1,291              1,723              2,920
     General and administrative .........................            2,026              2,000              4,284              3,969
     Merger and acquisition costs, including amortization
       of goodwill and other purchased intangibles ......              853                404              1,705              1,003
                                                              -------------      -------------      -------------      -------------
          Total operating expenses ......................            6,871              9,290             14,720             20,422
                                                              -------------      -------------      -------------      -------------

Loss from operations ....................................           (5,792)            (6,333)           (11,741)           (15,086)

Other income, net .......................................               41                344                384                890
                                                              -------------      -------------      -------------      -------------

Loss before provision for income taxes ..................           (5,751)            (5,989)           (11,357)           (14,196)

Provision for income taxes ..............................               --                 --                 --                 --
                                                              -------------      -------------      -------------      -------------
Net loss attributable to common
   stockholders .........................................     $     (5,751)      $     (5,989)      $    (11,357)      $    (14,196)
                                                              =============      =============      =============      =============

Net loss per share:
     Basic and diluted ..................................     $      (0.25)      $      (0.29)      $      (0.49)      $      (0.69)
                                                              =============      =============      =============      =============

Weighted-average shares outstanding:
     Basic and diluted ..................................       23,323,880         20,752,602         23,311,485         20,663,320
                                                              =============      =============      =============      =============

                      The accompanying notes are an integral part of these condensed consolidated financial statements.

                                           IGO CORPORATION

                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

DOLLARS IN THOUSANDS                                                   SIX-MONTH PERIODS ENDED
                                                                       JUNE 30,        JUNE 30,
                                                                         2001            2000
                                                                       ---------      ---------
Cash flows from operating activities:
  Net loss ......................................................      $(11,357)      $(14,196)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Compensation expense related to stock options ...............           106            151
    Accrued interest on stockholder note receivable .............           (21)            (5)
    Provisions for bad debt and inventory .......................         2,303            575
    Loss on disposition of assets ...............................            --             17
    Depreciation and amortization ...............................           760            536
    Amortization of goodwill ....................................         1,705            755
    Changes in:
      Accounts receivable .......................................           575           (594)
      Inventory .................................................           448         (2,725)
      Prepaid expenses and other assets .........................           249            763
      Accounts payable, accrued liabilities and deferred rent ...        (3,686)        (2,415)
                                                                       ---------      ---------
        Net cash used in operating activities ...................        (8,918)       (17,138)
                                                                       ---------      ---------
Cash flows from investing activities:
  Acquisition of property and equipment .........................          (131)        (1,259)
  Acquisition of businesses .....................................            --         (2,010)
                                                                       ---------      ---------
        Net cash used in investing activities ...................          (131)        (3,269)
                                                                       ---------      ---------
Cash flows from financing activities:
  Principal payments on short-term note and capital leases ......          (447)          (190)
  Loan to stockholder ...........................................          (306)            --

  Proceeds from exercise of stock options .......................            19            304
                                                                       ---------      ---------
        Net cash (used in) provided by financing activities .....          (734)           114
                                                                       ---------      ---------
Net decrease in cash and cash equivalents .......................        (9,783)       (20,293)

Cash and cash equivalents, beginning of period ..................        20,321         57,364
                                                                       ---------      ---------
Cash and cash equivalents, end of period ........................      $ 10,538       $ 37,071
                                                                       =========      =========

Supplemental disclosure of cash flows information:

    Cash paid during the year for interest ......................      $     46       $     35
                                                                       =========      =========
    Common stock issued in connection with acquisitions .........      $     --       $  2,208
                                                                       =========      =========
    Net liabilities acquired in acquisition .....................      $     --       $    960
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

                                 IGO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     iGo Corporation (formerly Battery Express, Inc.) (the "Company") was incorporated in California in 1993 and is headquartered in Reno, Nevada. iGo Corporation (NASDAQ: IGOC) is a leading provider of parts and accessories for mobile technology products such as laptops, cell phones and wireless devices. iGo's mission is to keep the mobile professional powered up and connected anywhere they go. iGo's industry leading alliances and business partners include companies such as Ariba Inc., AT&T Wireless, IBM, Intelisys, NEC Computers, Inc., Perksatwork.com (now Abilizer Solutions), Ingram Micro, Concur Technologies and PurchasePro.com. Through the iGo.com website and corporate solutions representatives, iGo enables more than half of the FORTUNE 500 to efficiently purchase and receive mobile products and services overnight. iGo's products and services are available via the Internet (www.igo.com) and iGo's mobile sales specialists (24 hours a day, 7 days a week) at 1-800-228-8374 and through a corporate account team, resellers and strategic partners.

BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2001 and 2000 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain interim information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial condition, results of operations, and cash flows have been included. The results of operations for the interim periods should not be considered indicative of results for any other interim period or for a full calendar year. These financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, in the Company's Form 10-K for the year ended December 31, 2000. Certain of the 2000 amounts included herein have been reclassified to be consistent with the 2001 condensed consolidated financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000. Adoption of SFAS No. 133 in January 2001, did not have a material impact on the Company's consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". Together these statements will change the accounting for business combinations and goodwill. SFAS No. 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142. Amortization will still be required for identifiable intangible assets with finite lives. The Company is required to adopt SFAS No. 142 in January 2002. The Company has not yet completed its analysis of the impact that SFAS No. 141 and SFAS No. 142 will have on its financial condition or results of operations.

2.   ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following at June 30, 2001 and December 31, 2000:

DOLLARS IN THOUSANDS                               JUNE 30,     DECEMBER 31,
                                                     2001          2000
                                                   --------      --------
          Trade receivables .................      $ 6,480       $ 7,501
          Other current receivables .........          449           449
          Allowance for bad debts ...........         (775)       (1,075)
                                                   --------      --------
               Total accounts receivable, net      $ 6,154       $ 6,875
                                                   ========      ========


3.   INVENTORY

     Inventory consists of the following at June 30, 2001 and December 31, 2000:

DOLLARS IN THOUSANDS                               JUNE 30,     DECEMBER 31,
                                                     2001          2000
                                                   --------      --------
          Products on hand ..................      $ 7,362       $ 8,964
          Inventory reserve .................       (1,788)         (785)
                                                   --------      --------
               Total inventory, net                $ 5,574       $ 8,179
                                                   ========      ========

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at June 30, 2001 and December 31, 2000:

DOLLARS IN THOUSANDS                                  JUNE 30,   DECEMBER 31,
                                                        2001        2000
                                                     ---------    ---------
          Leasehold improvements...................  $    363     $    363
          Furniture and equipment..................     3,424        3,309
          Software.................................     2,047        2,039
          Accumulated depreciation.................    (1,940)      (1,245)
                                                     ---------    ---------
               Total property and equipment, net...  $  3,894     $  4,466
                                                     =========    =========


5.   GOODWILL AND OTHER ASSETS

         Goodwill and other assets consists of the following at June 30, 2001 and December 31, 2000:

DOLLARS IN THOUSANDS                                    JUNE 30,    DECEMBER 31,
                                                          2001         2000
                                                        ---------    ---------
          Goodwill ..................................   $ 14,359     $ 14,358
          Accumulated amortization ..................     (3,814)      (2,109)
                                                        ---------    ---------
               Goodwill, net ........................     10,545       12,249
                                                        ---------    ---------

          Other assets ..............................      1,169        1,089
          Accumulated amortization ..................       (311)        (245)
                                                        ---------    ---------
               Other assets, net ....................        858          844
                                                        ---------    ---------
                 Total goodwill and other assets, net   $ 11,403     $ 13,093
                                                        =========    =========


6.   LEGAL PROCEDINGS

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

     Each acquisition was recorded using the purchase method of accounting under Accounting Principles Board ("APB") Opinion No. 16. Results of operations for each acquired company have been included in the financial results of the Company from the respective acquisition date forward. In accordance with APB Opinion No. 16, all identifiable assets were assigned a portion of the cost of the acquired companies (purchase price) on the basis of their respective fair values. Identifiable intangible assets and goodwill are included in "Intangibles and other assets, net" on the accompanying condensed consolidated balance sheets and are amortized over their estimated useful lives, which approximates 40 months for both Cellular Accessory Warehouse and Road Warrior International, and 60 months for Xtend Micro Products. Intangible assets were identified and valued by considering the Company's intended use of acquired assets and analysis of data concerning products, technologies, markets, historical financial performance, and underlying assumptions of future performance. The economic and competitive environment in which the Company and the acquired companies operate was also considered in the valuation analysis. The Company periodically evaluates its intangible assets for impairment, and as of June 30, 2001, management believes such assets are not impaired.

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

10.  NOTICE OF POSSIBLE DELISTING FROM NASDAQ

     On July 17, 2001, the Company received a letter from Nasdaq stating that its common stock had failed to maintain a minimum bid price of $1.00 as required for continued listing on the Nasdaq National Market under Marketplace Rules 4450(a)(5) and 4310(c)(8)(B) and that our stock was therefore subject to delisting. The Company has filed a request for an oral hearing before the Nasdaq Listing Qualifications Panel, and such hearing has been scheduled for August 31, 2001. At the hearing the Company will request an extension of time to come into compliance with the $1.00 minimum bid price requirement. There can be no assurances that this appeal will be resolved favorably. In the event that such request for an extension is denied, the Company's common stock would thereafter be quoted on the OTC Bulletin Board unless re-listed on the Nasdaq or another exchange or quotation system. While our stock would continue to trade on the over-the-counter bulletin board following any delisting from the Nasdaq National Market, the Company expects that our stock price and trading volume would decline, possibly significantly, and its ability to raise additional capital would be substantially diminished by any such delisting.


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

     We incurred net losses of $23.9 million in 2000, $15.0 million in 1999 and $1.9 million in 1998. For the six months ended June 30, 2001, our net loss was $11.4 million. At June 30, 2001, we had an accumulated deficit of approximately $54.3 million. The net losses resulted primarily from operating expenses including costs associated with marketing programs to attract new customers, developing our website and proprietary databases and the development of our operational infrastructure.

     Although we have reduced operating expenses in absolute dollar terms, we will need to generate significantly higher revenues to achieve and maintain profitability. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater, which will in turn delay or prevent our achievement of profitability.

THREE MONTH PERIOD AND SIX MONTH PERIOD ENDED JUNE 30, 2001 COMPARISON TO THREE MONTH AND SIX MONTH PERIOD ENDED JUNE 30, 2000

     NET PRODUCT REVENUE. Net product revenue consists of product sales to customers and outbound shipping charges, net of any discounts and reserves for expected returns. Net product revenue decreased from $9.2 million for the three month period ended June 30, 2000 to $7.4 million for the three month period ended June 30, 2001. The decrease in net revenues in the current year period is primarily attributable to a general contraction in purchasing by our corporate customers during the second quarter. For the six month period ended June 30, 2001, net revenues were $17.0 million compared to $16.8 million during the six month period ended June 30, 2000. The increase in net product revenue for the current year six month period was attributable to higher revenues in the first quarter of 2001, primarily a result of expanded marketing efforts and strategic relationship initiatives, repeat purchases from pre-existing buyers, increased success in selling to enterprises, or business-to-business, and our purchase of Xtend Micro Products.

     GROSS MARGIN. Gross Margin is net product revenue less the cost of sales, which typically consists of the cost of products sold to customers, inbound shipping expense and outbound shipping charges. In the three month and six month periods ended June 30, 2001, the Company also recorded increases to inventory reserves specific to discontinued and excess inventory. Gross margin for the second quarter of 2001 amounted to 14.6% of net product revenues, compared with 32.1% in the second quarter of last year. For the first six months of 2001, gross margin was 17.5% of net product revenues, compared with 31.7% in the same period last year. The primary cause for the margin decline was a $1.0 million, non-cash charge for discontinued and excess inventory recorded in the second quarter of 2001. This charge and an additional $1.0 million charge taken in the first quarter were the primary cause of the lower gross margin for the first six months of 2001. These charges resulted from the Company's continued efforts to focus on targeted core products and unanticipated changes in customer demand for certain products. The lower gross margin on the sale of close out inventory also contributed to the overall lower gross margin.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of advertising costs, fulfillment expenses, credit card costs and the salary and benefits of our sales, marketing and customer contact center personnel. Advertising and promotional expenses include pay for performance and online marketing efforts, print advertising, trade shows and direct marketing costs. Sales and marketing expenses decreased from $5.6 million for the three month period ended June 30, 2000 to $3.1 million for the three month period ended June 30, 2001, and decreased from $12.5 million for the six month period ended June 30, 2000 to $7.0 million for the six month period ended June 30, 2001. The most significant single component of sales and marketing expense is advertising costs. From the second quarter of 2000 to the second quarter of 2001 advertising costs declined in absolute dollars from approximately $2.4 million to $550,000. Expressed as a percentage of net revenue, advertising costs decreased from 26% in the second quarter of 2000 to 7% in the second quarter of 2001. Advertising costs declined from $6.4 million, or 38% of net revenue, in the first six months of 2000 to $1.7 million, or 10% of net revenue for the first six months of 2001. This decrease is principally due to efforts to reduce spending and direct marketing expenditures into programs with the greatest benefit potential. Additional cost declines are associated with reductions in staffing, lower incentive plan expenses and lower fulfillment expenses, which decline due to lower sales volume.

     PRODUCT DEVELOPMENT. Product development expenses generally consist of payroll and related expenses for merchandising and website personnel, site hosting fees and web content and design expenses as well as expenses associated with development of our proprietary products. Product development expenses decreased from $1.3 million for the three month period ended June 30, 2000 to $880,000 for the three month period ended June 30, 2001, and from $2.9 million for the six month period ended June 30, 2000 to $1.7 million for the six month period ended June 30, 2001. The higher expense in the prior year was primarily attributable to additional investment made to improve the functionality and speed of our existing web site, as well as planning and design costs incurred for the next generation of our web site.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries and related costs for our executive, administrative and finance personnel, support services and professional fees, as well as general corporate expenses such as rent and depreciation and amortization. General and administrative expenses were unchanged at $2.0 million for each of the quarters ended June 30, 2000 and 2001. Expressed as a percentage of net revenue, general and administrative expenses increased from 22% to 27%, respectively, due to lower net revenues in the current year period. General and administrative expenses increased from $4.0 million for the six month period ended June 30, 2000 to $4.3 million for the six month period ended June 30, 2001. The increase in general and administrative expenses for the first six months of 2001 over the prior year period was primarily attributable to one time charges related to our reorganization in the first half of 2001 and costs associated with operations of Xtend Micro Products, which was acquired in August of 2000.

     MERGER AND ACQUISITION COSTS, INCLUDING AMORTIZATION OF GOODWILL AND OTHER PURCHASED INTANGIBLES. In the three month period ended June 30, 2001, we incurred $853,000 in merger and acquisition costs inclusive of goodwill amortization compared to $404,000 incurred during the three month period ended June 30, 2000. In the six month period ended June 30, 2001, merger and acquisition costs inclusive of goodwill amortization were $1.7 million compared to $1.0 million incurred during the six month period ended June 30, 2000. These non-cash acquisition costs primarily relate to the amortization of goodwill resulting from the January 2000 acquisitions of Road Warrior and Cellular Accessory Warehouse and the August 2000 acquisition of Xtend Micro Products. Goodwill and covenants not to compete are amortized on a straight-line basis over their respective useful lives, generally 40 to 60 months.

     OTHER INCOME, NET. Other income, net, consists primarily of interest income earned on cash and cash equivalents, net of interest expense on borrowing and capital leases, and losses resulting from disposals of fixed assets. Other income, net, decreased from $344,000 for the three month period ended June 30, 2000 to $41,000 for the three month period ended June 30, 2001. For the six month period ended June 30, 2001, other income, net, was $384,000 compared to $890,000 for the six month period ended June 30, 2000. These decreases were primarily attributable to lower interest income as funds invested from the net proceeds of the initial public offering in October 1999 declined.

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

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering, we financed our operations primarily through the sale of preferred stock, capital lease obligations and revolving credit facilities. Prior to our initial public offering, we received $13.2 million from the sale of preferred stock, net of issuance costs. Of this amount, $1.4 million was received in June 1996, $6.0 million in October 1998 and $5.8 million in July 1999. Proceeds from equipment financed under a sale-leaseback transaction, net of principal repayments, amounted to $685,000 during the year ended December 31, 1999. There were no proceeds from equipment financed under sale-leaseback transactions during the six month period ended June 30, 2001. Proceeds from our initial public offering in October 1999, net of offering costs, amounted to approximately $62.6 million.

     Net cash used in operating activities was $8.9 million for the six month period ended June 30, 2001, compared to $17.1 million for the six month period ended June 30, 2000. Net cash used in operating activities during the current period consisted primarily of net losses, as well as fluctuations in accounts payable and accounts receivable between periods. Non-cash expenses included in the net loss for the first six months of 2001 were approximately $2.8 million higher than for the first six months of 2000. In the six month period ended June 30, 2000, an increase in inventory accounted for approximately $2.7 million of cash used in operating activities compared to $448,000 in cash provided by operating activities in six month period ended June 30, 2001, as a result of a decrease in inventories.

     Net cash used in investing activities was $131,000 for the six month period ended June 30, 2001, which was attributable to acquisitions of property and equipment. Net cash used in investing activities was $3.3 million for the six month period ended June 30, 2000, and reflects purchases of property and equipment and acquisition of businesses associated with growth of our business.

     Net cash used in financing activities was $734,000 for the six month period ended June 30, 2001, compared to $114,000 in cash provided by financing activities for the six month period ended June 30, 2000. Cash used in financing activities in the current year period represented a loan to a stockholder, who was formerly our Chairman and Chief Executive Officer, and principal payments on debt. Cash provided by financing activities in the prior year period represented proceeds from the exercise of stock options, which was partially offset of principal payments on debt.

     We currently anticipate that our available funds will be sufficient to meet our anticipated working capital and capital expenditure needs at least through the end of 2001. We may need to raise additional funds before the end of 2001 in the event that we pursue strategic acquisitions or experience operating losses that exceed our expectations. If we raise additional funds through the issuance of equity securities or convertible debt securities, our existing stockholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if it is available, the terms may not be favorable to our stockholders or us.


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

WE HAVE A HISTORY OF LOSSES AND WE EXPECT LOSSES FOR AT LEAST THE NEXT FEW QUARTERS

     Since our inception in 1993, we have incurred significant net losses, resulting primarily from costs related to developing our proprietary databases, establishing our brand, building our customer contact center, developing relationships with suppliers and attracting users to our website. At June 30, 2001, we had an accumulated deficit of approximately $54.3 million. Although we have experienced an increase in net product revenue each period, with the exception of second quarter 2001, this growth may not be sustainable. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater, which will in turn delay or prevent our achievement of profitability.

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

IF OUR SHARES ARE DELISTED, OUR STOCK PRICE MAY DECLINE FURTHER AND WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL

     One of the continued listing standards for our stock on the Nasdaq National Market is the maintenance of a $1.00 bid price. On July 17, 2001, we received a letter from Nasdaq stating that our common stock had failed to maintain a minimum bid price of $1.00 as required for continued listing on the Nasdaq National Market under Marketplace Rules 4450(a)(5) and 4310(c)(8)(B) and that our stock was therefore subject to delisting. We have filed a request for an oral hearing before the Nasdaq Listing Qualifications Panel, and such hearing has been scheduled for August 31, 2001. At the hearing we will request an extension of time to come into compliance with the $1.00 minimum bid price requirement. There can be no assurances that this appeal will be resolved favorably. In the event that such request for an extension is denied, our common stock would thereafter be quoted on the OTC Bulletin Board unless re-listed on the Nasdaq or another exchange or quotation system. While our stock would continue to trade on the over-the-counter bulletin board following any delisting from the Nasdaq National Market, we expect that our stock price and trading volume would decline, possibly significantly, and our ability to raise additional capital would be substantially diminished by any such delisting.

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

     Our performance is substantially dependent on the continued services and on the performance of our executive officers. Some key members of our management team have recently been hired. These individuals have had little experience working in our organization. We cannot be certain that we will be able to integrate new executives or other employees into our organization effectively. In addition, there will be significant administrative burdens placed on our management team as a result of our status as a public company. The loss of the services of any of our executive officers could harm our business. Additionally, we will need to attract, retain and motivate talented management and other highly skilled employees to be successful. In particular, competition for employees that possess knowledge of the Internet industry is intense. None of our employees are bound by an employment agreement for any specific term. Any of our officers or employees can terminate his or her employment relationship at any time. The loss of any of our officers or our inability to attract or retain other qualified employees could harm our results of operations and financial condition. We may be unable to retain our key employees or attract, assimilate and retain other highly qualified employees in the future, which could harm our business, financial condition and results of operations.

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

FAILURE OF THIRD PARTY SUPPLIERS TO SHIP PRODUCTS DIRECTLY TO OUR CUSTOMERS COULD HARM OUR BUSINESS

     For the six month period ended June 30, 2001, approximately 18% of our total net revenues were from products shipped to our customers directly from our suppliers. The failure of these suppliers to continue to ship products directly to our customers or to ship products to our customers in a timely manner could result in lost revenues, customer dissatisfaction and damage to our reputation. In addition, if we could not depend on these suppliers to ship products to our customers directly, we would have to carry the products in our inventory, which would expose us to risks of excess inventory, outdated merchandise and increased warehouse costs, all of which could harm our business.

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

     If all or most of the inventory in our warehouse were damaged or destroyed, we might be unable to replace the inventory in a timely manner and, as a result, be unable to process orders in a timely manner or at all. Approximately 82% of the products we sell come from the inventory in our warehouse. We cannot be certain that we would be able to replace the inventory as quickly as our customer orders demand, which may result in the loss of revenue and customers, which would harm our business, financial condition and results of operations.


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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our 2001 Annual Meeting of Stockholders was held on June 13, 2001. At the meeting, our Board of Directors was elected and the selection of Deloitte & Touche LLP as our independent auditors was ratified. The tabulation of votes on each of the matters is as follows:

     ELECTION OF DIRECTORS

                           FOR                WITHHELD        BROKER NON-VOTE
     Michael Edwards       17,398,427         55,580          0
     Ross Bott             17,398,147         55,860          0
     Darrell Boyle         17,401,047         52,960          0
     Peter Gotcher         17,400,657         53,350          0
     Ken Hawk              17,261,175        192,832          0

     RATIFICATION OF DELOITTE & TOUCHE LLP
     AS INDEPENDENT AUDITORS FOR 2001

     FOR          AGAINST           ABSTAIN          BROKER NON-VOTE
     17,404,233   42,574            7,200            0


ITEM 5. OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      Exhibit No.                   Description

         10.25 Employment Offer letter dated June 1, 2001 between iGo and Scott Shackelton

         10.26 Amended and Restated Change of Control Agreement dated June 26, 2001 between iGo and Richard Shaff

(b)      REPORTS ON FORM 8-K

     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2001


                                            IGO CORPORATION


                                            /s/ Scott Shackelton
                                            --------------------
                                            Scott Shackelton
                                            Senior Vice President
                                            and Chief Financial Officer


                                            (Duly Authorized Officer, Principal
                                            Financial and Accounting Officer)