Form 10-Q
period 2001-09-30
IGO CORP
filed 2001-11-13
CIK 1073773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001


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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |


Shares outstanding of each of the registrant's classes of common stock as of November 2, 2001


            Class                             Outstanding as of November 2, 2001
            -----                             ----------------------------------
Common stock, $0.001 par value                           23,339,973

                                 IGO CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

         ITEM 1   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                  SEPTEMBER 30, 2001 AND DECEMBER 31, 2000                    3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED
                  SEPTEMBER 30, 2001 AND 2000                                 4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30,
                  2001 AND 2000                                               5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS        6

         ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                        10

                  FACTORS THAT MAY EFFECT FUTURE RESULTS                     14

         ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                23

PART II  OTHER INFORMATION                                                   23

         ITEM 1   LEGAL PROCEEDINGS

         ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         ITEM 5   OTHER INFORMATION

         ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES                                                                   25

                                 IGO CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

DOLLARS IN THOUSANDS                                 SEPTEMBER 30,  DECEMBER 31,
                                                         2001           2000
                                                     -------------  ------------
ASSETS

Current assets:
  Cash and cash equivalents ........................     $  7,193      $ 20,321
  Accounts receivable, net .........................        5,622         6,875
  Inventory, net ...................................        4,661         8,179
  Prepaid expenses .................................          406           905
                                                         ---------     ---------
          Total current assets .....................       17,882        36,280
Property and equipment, net ........................        3,551         4,466
Goodwill and other assets, net .....................       10,980        13,093
                                                         ---------     ---------
               Total ...............................     $ 32,413      $ 53,839
                                                         =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .................................     $    949      $  5,117
  Accrued liabilities ..............................        2,519         3,446
  Current portion of capital lease obligations
    and long-term debt .............................          152           501
  Short-term note payable ..........................           80           280
                                                         ---------     ---------
          Total current liabilities ................        3,700         9,344
Long-term portion of capital lease obligations
    and long-term debt .............................           24           190
                                                         ---------     ---------
          Total liabilities ........................        3,724         9,534
                                                         ---------     ---------

Commitments and contingencies (note 6)

Stockholders' equity:
  Common stock, $0.001 par value; 50,000,000
       shares authorized;  23,339,973 and
       23,282,842 shares issued and outstanding ....           23            23
  Additional paid-in capital .......................       87,655        87,921
  Deferred compensation ............................         (184)         (604)
  Receivable from stockholder ......................         (381)          (47)
  Accumulated deficit ..............................      (58,424)      (42,988)
                                                         ---------     ---------
          Total stockholders' equity ...............       28,689        44,305
                                                         ---------     ---------
               Total ...............................     $ 32,413      $ 53,839
                                                         =========     =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                          IGO CORPORATION

                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                            FOR THE THREE-MONTH AND NINE-MONTH PERIODS

                                                 ENDED SEPTEMBER 30, 2001 AND 2000
DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)                     THREE-MONTH PERIODS            NINE-MONTH PERIODS
                                                                        ENDED                          ENDED
                                                              SEPT. 30,      SEPT. 30,       SEPT. 30,       SEPT. 30,
                                                                 2001           2000            2001            2000
                                                            -------------   -------------   -------------   -------------
Revenues:
     Net product revenue ................................   $      5,420    $     11,162    $     22,459    $     27,990
Cost of goods sold ......................................          3,911           7,411          17,971          18,903
                                                            -------------   -------------   -------------   -------------
Gross profit ............................................          1,509           3,751           4,488           9,087
                                                            -------------   -------------   -------------   -------------


Operating expenses:
     Sales and marketing ................................          2,259           5,487           9,267          18,017
     Product development ................................            398             881           2,122           3,801
     General and administrative .........................          2,109           1,995           6,393           5,964
     Merger and acquisition costs, including amortization
       of goodwill and other purchased intangibles ......            879             527           2,584           1,530
                                                            -------------   -------------   -------------   -------------
          Total operating expenses ......................          5,645           8,890          20,366          29,312
                                                            -------------   -------------   -------------   -------------

Loss from operations ....................................         (4,136)         (5,139)        (15,878)        (20,225)

Other income, net .......................................             58             492             442           1,382
                                                            -------------   -------------   -------------   -------------

Loss before provision for income taxes ..................         (4,078)         (4,647)        (15,436)        (18,843)
Provision for income taxes ..............................              -               -               -               -
Net loss attributable to common
   stockholders .........................................   $     (4,078)   $     (4,647)   $    (15,436)   $    (18,843)
                                                            =============   =============   =============   =============

Net loss per share:
     Basic and diluted ..................................   $      (0.17)   $      (0.21)   $      (0.66)   $      (0.90)
                                                            =============   =============   =============   =============

Weighted-average shares outstanding:
     Basic and diluted ..................................     23,340,479      21,632,194      23,321,256      20,996,594
                                                            =============   =============   =============   =============


          The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 IGO CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

DOLLARS IN THOUSANDS                                    NINE-MONTH PERIODS ENDED
                                                           SEPT. 30,   SEPT. 30,
                                                              2001       2000
                                                           ---------   ---------

Cash flows from operating activities:
  Net loss .............................................   $(15,436)   $(18,843)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Compensation expense related to stock options ......        136         205
    Accrued interest on stockholder note receivable ....        (28)          6
    Provisions for bad debt and inventory ..............      3,178       1,027
    Loss on disposition of assets ......................          -          17
    Depreciation and amortization ......................      1,148         878
    Amortization of goodwill ...........................      2,584       1,442
    Changes in:
      Accounts receivable ..............................        817      (3,192)
      Inventory ........................................        776      (4,435)
      Prepaid expenses and other assets ................        499        (412)
      Accounts payable, accrued liabilities and
       deferred rent ...................................     (5,663)       (738)
                                                           ---------   ---------
        Net cash used in operating activities ..........    (11,989)    (24,045)
                                                           ---------   ---------
Cash flows from investing activities:
  Acquisition of property and equipment ................       (137)     (1,881)
  Acquisition of businesses ............................          -      (4,110)
                                                           ---------   ---------
        Net cash used in investing activities ..........       (137)     (5,991)
                                                           ---------   ---------
Cash flows from financing activities:
  Principal payments on short-term note and capital
   leases ..............................................       (715)       (240)
  Loan to stockholder ..................................       (306)          -
  Proceeds from exercise of stock options ..............         19         306
                                                           ---------   ---------
        Net cash (used in) provided by financing
         activities ....................................     (1,002)         66
                                                           ---------   ---------
Net decrease in cash and cash equivalents ..............    (13,128)    (29,970)
Cash and cash equivalents, beginning of period .........     20,321      57,364
                                                           ---------   ---------
Cash and cash equivalents, end of period ...............   $  7,193    $ 27,394
                                                           =========   =========

Supplemental disclosure of cash flows information:

  Cash paid during the year for interest ...............   $     66    $     31
                                                           =========   =========
  Common stock issued in connection with
   acquisitions ........................................   $      -    $  8,446
                                                           =========   =========
  Net liabilities acquired in acquisition ..............   $      -    $  1,360
                                                           =========   =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 IGO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION

         iGo Corporation (formerly Battery Express, Inc.) (the "Company") was incorporated in California in 1993 and is headquartered in Reno, Nevada. iGo Corporation (NASDAQ: IGOC) is a leading provider of parts and accessories for mobile technology products such as notebooks, cell phones and wireless devices. iGo's mission is to keep the mobile professional powered up and connected anywhere they go. iGo's industry leading alliances and business partners include companies such as Acer, Ariba Inc., AT&T Wireless, IBM, Ingram Micro, NEC Computers, Inc., Perksatwork.com (now Abilizer Solutions), Quixtar, and Tech Data. Through the iGo.com website and corporate solutions representatives, iGo enables more than half of the FORTUNE 500 to efficiently purchase and receive mobile products and services overnight. iGo's products and services are available via the Internet (www.igo.com), iGo's mobile sales specialists (24 hours a day, 7 days a week) at 1-800-228-8374 and through a corporate account team, resellers and strategic partners.

BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2001 and 2000 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain interim information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial condition, results of operations, and cash flows have been included. The results of operations for the interim periods should not be considered indicative of results for any other interim period or for a full calendar year. These financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, in the Company's Form 10-K for the year ended December 31, 2000. Certain of the 2000 amounts included herein have been reclassified to be consistent with the 2001 condensed consolidated financial statements.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This standard provides guidance on the impairment of long-lived assets and for long-lived assets to be disposed of. The standard supersedes the current authoritative literature on impairments as well as disposal of a segment of a business and is effective for fiscal years and interim periods beginning after December 15, 2001. The Company has not yet completed its analysis of the impact that SFAS No. 144 will have on the financial condition or results of operations.

2. ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following at September 30, 2001 and December 31, 2000:

DOLLARS IN THOUSANDS                                    SEPT. 30,   DECEMBER 31,
                                                           2001        2000
                                                         --------    --------
     Trade receivables ...........................       $ 6,131     $ 7,501
     Other current receivables ...................           556         449
     Allowance for bad debts .....................        (1,065)     (1,075)
                                                         --------    --------
          Total accounts receivable, net .........       $ 5,622     $ 6,875
                                                         ========    ========

3. INVENTORY

         Inventory consists of the following at September 30, 2001 and December 31, 2000:

DOLLARS IN THOUSANDS                                    SEPT. 30,   DECEMBER 31,
                                                           2001        2000
                                                         --------    --------
     Products on hand ............................       $ 6,891     $ 8,964
     Inventory reserve ...........................        (2,230)       (785)
                                                         --------    --------
          Total inventory, net ...................       $ 4,661     $ 8,179
                                                         ========    ========



4. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at September 30, 2001 and December 31, 2000:

DOLLARS IN THOUSANDS                                    SEPT. 30,   DECEMBER 31,
                                                          2001         2000
                                                         --------    --------
     Leasehold improvements ......................       $   363     $   363
     Furniture and equipment .....................         3,398       3,309
     Software ....................................         2,047       2,039
     Accumulated depreciation ....................        (2,257)     (1,245)
                                                         --------    --------
          Total property and equipment, net ......       $ 3,551     $ 4,466
                                                         ========    ========



5. GOODWILL AND OTHER ASSETS

         Goodwill and other assets consists of the following at September 30, 2001 and December 31, 2000:

DOLLARS IN THOUSANDS                                    SEPT. 30,   DECEMBER 31,
                                                           2001        2000
                                                         --------    --------
     Goodwill ....................................       $14,859     $14,358
     Accumulated amortization ....................        (4,703)     (2,109)
                                                         --------    --------
          Goodwill, net ..........................        10,156      12,249
                                                         --------    --------

     Other assets ................................         1,169       1,089
     Accumulated amortization ....................          (345)       (245)
                                                         --------    --------
          Other assets, net ......................           824         844
                                                         --------    --------
          Total goodwill and other assets, net ...       $10,980     $13,093
                                                         ========    ========



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

         On August 29, 2000, the Company acquired substantially all the assets of Xtend Micro Products, Inc., for $2,500,000 in cash and 2,268,451 shares of iGo Common Stock. Xtend had the opportunity to earn up to an additional $2,500,000 in a combination of iGo Common Stock and/or cash (at iGo's election) for exceptional post-closing operating performance through August 31, 2001. In August 2001, the Company paid $500,000 as an advance related to post-closing operating performance pending final analysis to determine the specific amount earned. Founded in 1990, Xtend Micro Products Inc. is a leader in OEM and OEM compatible power products and accessories for the portable computer market.

         Each acquisition was recorded using the purchase method of accounting under Accounting Principles Board ("APB") Opinion No. 16. Results of operations for each acquired company have been included in the financial results of the Company from the respective acquisition date forward. In accordance with APB Opinion No. 16, all identifiable assets were assigned a portion of the cost of the acquired companies (purchase price) on the basis of their respective fair values. Identifiable intangible assets and goodwill are included in "Intangibles and other assets, net" on the accompanying condensed consolidated balance sheets and are amortized over their estimated useful lives, which approximates 40 months for both Cellular Accessory Warehouse and Road Warrior International, and 60 months for Xtend Micro Products. Intangible assets were identified and valued by considering the Company's intended use of acquired assets and analysis of data concerning products, technologies, markets, historical financial performance, and underlying assumptions of future performance. The economic and competitive environment in which the Company and the acquired companies operate was also considered in the valuation analysis. The Company periodically evaluates its intangible assets for impairment, and as of September 30, 2001, management believes an adjustment for impairment is not necessary.

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

9. RESIGNATION OF CHAIRMAN AND CHIEF EXECUTIVE OFFICER

         On March 26, 2001, Ken Hawk resigned from his employment with and as the President, Chairman of the Board and Chief Executive Officer of the Company. Mr. Hawk will continue to serve as a member of the Company's Board of Directors. Under a Consulting Agreement, Mr. Hawk will also serve as a consultant to the Company for a period of one year following his resignation. As consideration for his services as a consultant, Mr. Hawk will receive an aggregate of approximately $240,500 during the term of the Consulting Agreement. The Company also agreed to restructure the indebtedness owed by Mr. Hawk to the Company. Under the terms of a Secured Note, previously existing notes payable to the Company were consolidated into one note for an aggregate principal amount of $366,410. This note bears interest at 8.0% and matures on March 26, 2003, or upon an event of default. The note is secured by 977,000 shares of iGo common stock owned by Mr. Hawk, which represented shares with a market value of approximately twice the principal amount of the note on the date of the Security Agreement executed by Mr. Hawk in conjunction with the note. Management believes this note is fully collectible.



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

         We incurred net losses of $23.9 million in 2000, $15.0 million in 1999 and $1.9 million in 1998. For the nine months ended September 30, 2001, our net loss was $15.4 million. At September 30, 2001, we had an accumulated deficit of approximately $58.4 million. The net losses resulted primarily from operating expenses including costs associated with marketing programs to attract new customers, developing our website and proprietary databases and the development of our operational infrastructure.

         Although we have reduced operating expenses in absolute dollar terms, we will need to generate significantly higher revenues to achieve and maintain profitability. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater, which will in turn delay or prevent our achievement of cash break-even and profitability.

THREE MONTH PERIOD AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARISON TO THREE MONTH AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000

         NET PRODUCT REVENUE. Net product revenue consists of product sales to customers and outbound shipping charges, net of any discounts and reserves for expected returns. Net product revenue decreased from $11.2 million for the three month period ended September 30, 2000 to $5.4 million for the three month period ended September 30, 2001. For the nine month period ended September 30, 2001, net revenues were $22.5 million compared to $28.0 million during the nine month period ended September 30, 2000. The decrease in net revenues in the current year periods is primarily attributable to a general contraction in purchasing by our corporate customers during the second and third quarters. Additionally, revenue levels have declined in part due to the reduction in products offered as the Company has focused on offering core products which are expected to generate higher gross margins.

         GROSS MARGIN. Gross Margin is net product revenue less the cost of sales, which typically consists of the cost of products sold to customers, inbound shipping expense and outbound shipping charges. In the three month and nine month periods ended September 30, 2001, the Company recorded increases to inventory reserves specific to discontinued and excess inventory. Gross margin for the third quarter of 2001 amounted to 27.8% of net product revenues, compared with 33.6% in the third quarter of last year. For the first nine months of 2001, gross margin was 20.0% of net product revenues, compared with 32.5% in the same period last year. The primary cause for the margin decline was an approximately $500,000 non-cash charge for discontinued and excess inventory recorded in the third quarter of 2001. This charge and an additional $1.0 million charge taken in each of the first and second quarters for discontinued and excess inventory were the primary cause of the lower gross margin for the first nine months of 2001. These charges resulted from the Company's continued efforts to focus on targeted core products and unanticipated changes in customer demand for certain products. The lower gross margin on the sale of close-out inventory also contributed to the overall lower gross margin.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of advertising costs, fulfillment expenses, credit card costs and the salary and benefits of our sales, marketing and customer contact center personnel. Advertising and promotional expenses include pay for performance and online marketing efforts, print advertising, trade shows and direct marketing costs. Sales and marketing expenses decreased from $5.5 million for the three month period ended September 30, 2000 to $2.3 million for the three month period ended September 30, 2001, and decreased from $18.0 million for the nine month period ended September 30, 2000 to $9.3 million for the nine month period ended September 30, 2001. The most significant single component of sales and marketing expense is advertising costs. From the third quarter of 2000 to the third quarter of 2001 advertising costs declined from approximately $2.6 million to $368,000. Expressed as a percentage of net revenue, advertising costs decreased from 23% in the third quarter of 2000 to 7% in the third quarter of 2001. Advertising costs declined from $8.8 million, or 31% of net revenue, in the first nine months of 2000 to $2.0 million, or 9% of net revenue for the first nine months of 2001. This decrease is principally due to efforts to reduce spending and direct marketing expenditures into programs with the greatest benefit potential. Additional cost declines are associated with reductions in staffing, lower incentive plan expenses and lower fulfillment expenses, which decline due to lower sales volume.

         PRODUCT DEVELOPMENT. Product development expenses generally consist of payroll and related expenses for website personnel, site hosting fees and web content and design expenses as well as expenses associated with development of our proprietary products. Product development expenses decreased from $881,000 for the three month period ended September 30, 2000 to $398,000 for the three month period ended September 30, 2001, and from $3.8 million for the nine month period ended September 30, 2000 to $2.1 million for the nine month period ended September 30, 2001. The higher expense in the prior year was primarily attributable to additional investment made to improve the functionality and speed of our existing web site, as well as planning and design costs incurred for the next generation of our web site.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries and related costs for our executive, administrative and finance personnel, support services and professional fees, as well as general corporate expenses such as rent, depreciation and amortization. General and administrative expenses were approximately $2.1 million for the quarter ended September 30, 2001 compared to $2.0 million for quarter ended September 30, 2000. Expressed as a percentage of net revenue, general and administrative expenses increased from 18% to 39%, respectively, due to lower net revenues in the current year period. General and administrative expenses increased from $6.0 million for the nine month period ended September 30, 2000 to $6.4 million for the nine month period ended September 30, 2001. The increase in general and administrative expenses for the first nine months of 2001 over the prior year period was primarily attributable to one time charges related to our reorganization in the first half of 2001 and costs associated with operations of Xtend Micro Products, which was acquired in August of 2000.

         MERGER AND ACQUISITION COSTS, INCLUDING AMORTIZATION OF GOODWILL AND OTHER PURCHASED INTANGIBLES. In the three month period ended September 30, 2001, we incurred $879,000 in merger and acquisition costs inclusive of goodwill amortization compared to $527,000 incurred during the three month period ended September 30, 2000. In the nine month period ended September 30, 2001, merger and acquisition costs inclusive of goodwill amortization were $2.6 million compared to $1.5 million incurred during the nine month period ended September 30, 2000. These acquisition costs primarily relate to the amortization of goodwill resulting from the January 2000 acquisitions of Road Warrior and Cellular Accessory Warehouse and the August 2000 acquisition of Xtend Micro Products. Goodwill and covenants not to compete are amortized on a straight-line basis over their respective useful lives, generally 40 to 60 months.

         OTHER INCOME, NET. Other income, net, consists primarily of interest income earned on cash and cash equivalents, net of interest expense on borrowing and capital leases, and losses resulting from disposals of fixed assets. Other income, net, decreased from $492,000 for the three month period ended September 30, 2000 to $58,000 for the three month period ended September 30, 2001. For the nine month period ended September 30, 2001, other income, net, was $442,000 compared to $1.4 million for the nine month period ended September 30, 2000. These decreases were primarily attributable to lower interest income as funds invested from the net proceeds of the initial public offering in October 1999 declined.

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

LIQUIDITY AND CAPITAL RESOURCES

         Prior to our initial public offering, we financed our operations primarily through the sale of preferred stock, capital lease obligations and revolving credit facilities. Prior to our initial public offering, we received $13.2 million from the sale of preferred stock, net of issuance costs. Of this amount, $1.4 million was received in June 1996, $6.0 million in October 1998 and $5.8 million in July 1999. Proceeds from equipment financed under a sale-leaseback transaction, net of principal repayments, amounted to $685,000 during the year ended December 31, 1999. There were no proceeds from equipment financed under sale-leaseback transactions during the nine month period ended September 30, 2001. Proceeds from our initial public offering in October 1999, net of offering costs, amounted to approximately $62.6 million.

         Net cash used in operating activities was $12.0 million for the nine month period ended September 30, 2001, compared to $24.0 million for the nine month period ended September 30, 2000. Net cash used in operating activities during the current period consisted primarily of net losses, as well as fluctuations in accounts payable and accrued liabilities between periods, which were offset in part by changes in accounts receivable, inventory and prepaid expenses. Non-cash expenses included in the net loss for the first nine months of 2001 were approximately $3.4 million higher than for the first nine months of 2000. In the nine month period ended September 30, 2000, increases in inventory and accounts receivable accounted for approximately $7.6 million of cash used in operating activities compared to $1.6 million in cash provided by operating activities in the nine month period ended September 30, 2001, as a result of decreases in accounts receivable and inventories.

         Net cash used in investing activities was $137,000 for the nine month period ended September 30, 2001, which was attributable to acquisitions of property and equipment. Net cash used in investing activities was $6.0 million for the nine month period ended September 30, 2000, and reflects purchases of property and equipment and acquisitions associated with the growth of our business.

         Net cash used in financing activities was $1.0 million for the nine month period ended September 30, 2001, compared to $66,000 in cash provided by financing activities for the nine month period ended September 30, 2000. Cash used in financing activities in the current year period represented a loan to a stockholder, who was formerly our Chairman and Chief Executive Officer, and principal payments on debt. Cash provided by financing activities in the prior year period represented proceeds from the exercise of stock options, which was partially offset by principal payments on debt.

         We currently anticipate that our available funds will be sufficient to meet our anticipated working capital and capital expenditure needs at least to the middle of 2002. We may need to raise additional funds in the event that we pursue strategic acquisitions or experience operating losses that exceed our expectations. If we raise additional funds through the issuance of equity securities or convertible debt securities, our existing stockholders may experience significant dilution. Furthermore, additional financing may not be available when needed or, if it is available, the terms may not be favorable to our stockholders or us.


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

WE HAVE A HISTORY OF LOSSES AND WE EXPECT LOSSES FOR AT LEAST THE NEXT QUARTER

         Since our inception in 1993, we have incurred significant net losses, resulting primarily from costs related to developing our proprietary databases, establishing our brand, building our customer contact center, developing relationships with suppliers and attracting users to our website. At September 30, 2001, we had an accumulated deficit of approximately $58.4 million. We have experienced declines in revenue in the second and third quarters of 2001. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater, which will in turn delay or prevent our achievement of profitability.

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

IF OUR SHARES ARE DELISTED, OUR STOCK PRICE MAY DECLINE FURTHER AND WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL

         On July 17, 2001, the Company received a letter from Nasdaq stating that its common stock had failed to maintain a minimum bid price of $1.00 as required for continued listing on the Nasdaq National Market under Marketplace Rules 4450(a)(5) and 4310(c)(8)(B) and that our stock was therefore subject to delisting. At an oral hearing before the Nasdaq Listing Qualifications Panel on August 31, 2001, the Company was granted an extension of time to come into compliance with the $1.00 minimum bid price requirement. In September 2001, Nasdaq announced that it had placed a moratorium on its minimum bid price and public float market value requirements for continued listing. As a result, the Nasdaq Listing Qualifications Panel determined to continue the listing of iGo's common stock on The Nasdaq National Market. The hearing file has now been closed. The requirement for the minimum bid price is expected to resume in January 2002, and the Company will be required to come into compliance. In the event that the Company's common stock fails to come into compliance with the $1.00 minimum bid price requirement and is subsequently delisted from The Nasdaq National Market, the Company's common stock would thereafter be quoted on the OTC Bulletin Board unless re-listed on the Nasdaq or another exchange or quotation system. While our stock would continue to trade on the over-the-counter bulletin board following any delisting from the Nasdaq National Market, the Company expects that our stock price and trading volume would decline, possibly significantly, and its ability to raise additional capital would be substantially diminished by any such delisting.

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

WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS AND WE MAY NOT BE ABLE TO HIRE ENOUGH ADDITIONAL MANAGEMENT AND OTHER PERSONNEL AS OUR BUSINESS GROWS OR EMPLOYEES TERMINATE EMPLOYMENT

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

COMPETITION MAY DECREASE OUR MARKET SHARE, NET REVENUES AND GROSS MARGINS, INCREASE OUR NET LOSSES, AND MAY CAUSE OUR STOCK PRICE TO DECLINE

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

FAILURE OF OUR STRATEGIC RELATIONSHIPS TO ATTRACT CUSTOMERS COULD HARM OUR BUSINESS

         We intend to continue to establish, leverage and grow key strategic relationships with manufacturers, suppliers and electronic commerce partners to enable us to collect crucial product-specific information, ensure access to adequate product supply and acquire new customers. For example, we have entered into strategic relationships with the NEC Computer Systems Division (or NEC), IBM, and Motorola, that provide us with priority access to new products and gives us the ability to offer a more integrated electronic commerce solution for enterprises. In addition, we plan to establish additional online partnerships that create direct online links from other websites and from the portable computing and mobile communications areas of major Internet portals. For example, we have entered into an agreement with Ariba which enables customers to order our products from the Ariba purchasing system, and we recently launched relationships with Acer America and Quixtar. We cannot be certain that any of these strategic relationships or partnerships will be or continue to be successful in attracting new customers. In addition, the strategic relationships with Motorola and Acer are not subject to a written agreement and the agreements with Ariba and NEC may be terminated by any party at any time upon written notice. Furthermore, under our agreement with NEC we are currently obligated to purchase at least $4,000,000 of product per year, which requirement may be increased, decreased or waived by NEC at its discretion. The terms of one agreement with IBM require us to purchase at least $2,000,000 of product per year. If iGo fails to meet this purchase level, IBM has the discretion to allow iGo to cure before terminating the agreement. Also, either party may terminate the agreement with or without cause on three months written notice. Consequently, we cannot be certain that we will be able to maintain these strategic relationships in the future. If these programs fail to attract additional customers or we are unable to maintain these relationships, our business, financial condition and results of operations could be harmed. To date, the aforementioned relationships have attracted a significant number of new customers each year.

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

FAILURE OF THIRD PARTY SUPPLIERS TO SHIP PRODUCTS DIRECTLY TO OUR CUSTOMERS COULD HARM OUR BUSINESS

         For the nine month period ended September 30, 2001, approximately 21% of our total net revenues were from products shipped to our customers directly from our suppliers. The failure of these suppliers to continue to ship products directly to our customers or to ship products to our customers in a timely manner could result in lost revenues, customer dissatisfaction and damage to our reputation. In addition, if we could not depend on these suppliers to ship products to our customers directly, we would have to carry the products in our inventory, which would expose us to risks of excess inventory, outdated merchandise and increased warehouse costs, all of which could harm our business.

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

         If all or most of the inventory in our warehouse were damaged or destroyed, we might be unable to replace the inventory in a timely manner and, as a result, be unable to process orders in a timely manner or at all. Approximately 79% of the products we sell come from the inventory in our warehouse. We cannot be certain that we would be able to replace the inventory as quickly as our customer orders demand, which may result in the loss of revenue and customers, which would harm our business, financial condition and results of operations.

OUR FUTURE BUSINESS GROWTH MAY BE HINDERED BY THE DECLINE IN BUSINESS TRAVEL SPENDING AND IN AIR TRAVEL

The slowing economy coupled with the tragic events of September 11, 2001 has many businesses and mobile professionals reluctant to travel as frequently as in previous quarters. Corporate America has reconsidered its assumption that constant travel is simply a cost of doing business, and many companies are restricting employees from traveling by air. According to a recent nationwide study by the Travel Business Roundtable, many travelers say their business travel patterns will not resume to previous levels for another six months or more. In fact, 17% of all travelers surveyed say they are traveling less than before September 11, 2001.

Although this reduction in air travel and business travel in general may be only a temporary reaction to recent events, we may witness a significant permanent reduction in travel spending by businesses. Researchers at Forrester recently downgraded their estimate for online travel spending for the year, cutting the forecast by 15% from $16.7 billion to $14.2 billion.

The decline in the number of business travelers has forced airlines to reduce capacity by 15-20%, and some airlines may go out of business as a result. These factors may hinder our ability to sustain existing and create new strategic relationships with airlines as they cut their marketing budgets, reduce capacity, and downsize.

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

OUR LONG-TERM SUCCESS DEPENDS ON THE CONTINUED ACCEPTANCE AND USE OF THE INTERNET AS AN EFFECTIVE METHOD OF COMMERCE BY CONSUMERS AND BUSINESS

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk for changes in interest rates is limited to the exposure related to our debt instruments, which are tied to market rates. This risk is limited due to the fact that we have minimal debt. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We plan to invest in high-quality, investment-grade securities. As a result, we do not believe that we are subject to material market risk.


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

        None

(b)     REPORTS ON FORM 8-K

        None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2001


                                            IGO CORPORATION


                                            /s/ Scott Shackelton
                                            -----------------------------------
                                            Scott Shackelton
                                            Senior Vice President
                                            and Chief Financial Officer


                                            (Duly Authorized Officer, Principal
                                            Financial and Accounting Officer)