Form 10-K
period 2001-12-31
IGO CORP
filed 2002-04-15
CIK 1073773

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

                 For the Fiscal Year Ended December 31, 2001, or

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

                    Common Stock, $0.001 par value per share

                       ----------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant based upon the closing sale price of the Registrant's Common Stock on the Nasdaq National Market on March 28, 2002 was approximately $3,388,141 as of such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         There were 25,386,438 shares of Registrant's Common Stock issued and outstanding as of March 31, 2002.

================================================================================

                                 IGO CORPORATION

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                      INDEX

                                     PART I
                                                                                          PAGE
                                                                                          ----
Item 1.     Business...................................................................... 3
Item 2.     Properties.................................................................... 15
Item 3.     Legal Proceedings............................................................. 15
Item 4.     Submission of Matters to a Vote of Security Holders........................... 15

                                     PART II

Item 5.     Market for the Registrant's Common Stock and Related Stockholder Matters...... 15
Item 6.     Selected Consolidated Financial Data.......................................... 16
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations.................................................................... 18
Item 7a.    Quantitative and Qualitative Factors About Market Risk ....................... 26
Item 7b.    Factors that May Effect Future Results........................................ 26
Item 8.     Financial Statements and Supplementary Data................................... 37
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure.................................................................... 37

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant............................ 37
Item 11.    Executive Compensation........................................................ 37
Item 12.    Security Ownership of Certain Beneficial Owners and Management................ 44
Item 13.    Certain Relationships and Related Transactions................................ 46

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K............... 48

Signatures  .............................................................................. F-22

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The following discussion was prepared by iGo Corporation (referred throughout this document where appropriate, as "iGo," "we," "our," and "us"), and should be read in conjunction with, and is qualified in its entirety by, the Financial Statements and the Notes thereto included in this report as well as the Factors That May Effect Future Results that follow this discussion. The following discussion and other material in this report on Form 10-K contain certain forward-looking statements. The forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and upon assumptions with respect to future business decisions which are subject to change. Accordingly, actual results could differ materially from those contemplated by such forward-looking statements.

         iGo, iGo (stylized), iGo.com, Xtend, 1-800-Batteries, Road Warrior and PowerXtender are registered trademarks of iGo or its subsidiaries. Mobile Technology Outfitter and Pocket Dock are trademarks of iGo or its subsidiaries. This report also contains brand names, service marks and trademarks of other companies which are the property of their respective holders.

         On March 24, 2002, iGo entered into a definitive agreement to be acquired by Mobility Electronics, Inc. of Phoenix, Arizona. Under the agreement, our stockholders would receive an aggregate of $5,100,000 in cash and 2,600,000 shares of Mobility Electronics common stock at the transaction closing and up to an additional $1,000,000 in cash and 500,000 additional Mobility Electronics shares one year following the transaction closing subject to certain conditions. The closing of the transaction is subject to certain material conditions, including the transaction's approval by our stockholders and the effectiveness of a registration statement to be filed with the Securities and Exchange Commission, and there can be no assurance that all of the conditions will be satisfied. Accordingly, the balance of this report presents the status and condition of iGo as a stand-alone operation without taking into account the impact of the pending acquisition by Mobility Electronics.


                                     PART I

ITEM 1.  BUSINESS
         --------

OVERVIEW

         Founded in 1993, and headquartered in Reno, Nevada, iGo Corporation (NASDAQ: IGOC) designs, develops and markets accessories including batteries, adapters and chargers for mobile technology products such as notebook computers, cell phones and wireless devices. iGo's products address the needs of mobile professionals as well as corporations with mobile workforces who demand solutions to keep them powered up and connected. iGo develops its own line of mobile accessories under the Xtend and Road Warrior brands.

         iGo's Road Warrior and Xtend brands are recognized for top quality notebook computer and cellular products as well as travel solutions. Each precision-engineered product meets or exceeds industry standards for quality, innovation, performance and ease of use. iGo products help make business travelers' time in the air, and on the road, easier and more productive.

         iGo's products are available toll-free and online. They are also sold through a dedicated corporate account team, distributors including Ingram Micro and TechData, and leading value-added resellers. We have strategic relationships with companies such as Acer, IBM, NEC, Delta Air Lines, United Airlines, bmi british midland, Lan Chile Airlines, Boeing, Buy.com, Amazon.com and Hilton HHonors Worldwide.

         Our business combines the following key elements:

               o our proprietary product, supplier and compatibility databases;

               o our use of search technology to simplify the ordering process;

               o    our capability to rapidly ship business-critical orders;

               o    our focus on a high repeat purchase and replacement market;

               o our strategic referral relationships with key notebook computer OEM's (original equipment manufacturers) including IBM, NEC and Acer;

               o our strategic relationships with major airlines including United Airlines, Delta Air Lines, bmi british midland and Lan Chile Airlines;

               o our relationships with national resellers and distributors including Ingram Micro and Tech Data;

               o our ability to offer customized solutions for corporate customers; and

               o our ability to serve corporate America through a growing network of distributors and value added resellers.

         As a result of these factors, we have established a leading position in the mobile accessory market. Our customer database includes profiles of over 851,000 mobile users and detailed transaction histories on over 351,000 buyers. In January 2000, iGo completed the acquisitions of AR Industries, Inc., d.b.a. Road Warrior International, and CAW Products, Inc., d.b.a. Cellular Accessory Warehouse, in unrelated transactions. Road Warrior was a designer and distributor of notebook computer power and mobile connectivity products, as well as model-specific notebook computer hard drive upgrades. Cellular Accessory Warehouse was a distributor of model-specific cellular accessories. In August 2000, iGo completed the acquisition of Xtend Micro Products, Inc., a leader in power products and accessories for the portable computer market. In 2001, we continued to expand and grow our channel focus with the Road Warrior and Xtend product lines and have expanded both lines to include additional proprietary products. Product lines in the CAW business were transitioned under the Road Warrior lines as our focus is now dedicated to the Xtend and Road Warrior product lines.

INDUSTRY BACKGROUND

PORTABLE COMPUTING AND MOBILE COMMUNICATIONS MARKETPLACE

         The use of notebook computers and mobile communications devices has grown rapidly due to infrastructure and hardware improvements which have simplified use, increased portability and reduced equipment and cellular airtime cost. According to Gartner Dataquest, there were 25.5 million portable personal computers, or PCs, shipped worldwide in 2000 and an estimated 38.2 million will ship in 2003, a 50% increase. The Cellular Telephone and Internet Association estimates that as of June 2001 there were 118 million wireless subscribers in the United States. Another study from Gartner Dataquest revealed that global PDA shipments in 2001 increased 18% to 13.1 million units from 2000's 11.1 million. Statistics such as these reveal the continued opportunity to supply mobile computing accessories for notebook computers, cell phones and PDAs.

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

INTERNET AND ELECTRONIC COMMERCE OPPORTUNITIES

         The Internet is now an accepted global communications medium, enabling millions of users to obtain and share information, interact with each other and conduct business electronically. International Data Corporation, or IDC, estimates that the number of Internet users worldwide will reach 941 million by 2005. The increasing adoption of the Internet as an important communications tool provides businesses and consumers with an effective vehicle to access product information, services and online customer support. According to the United States Census, total online sales for 2001 were approximately $32.6 billion, an increase of 19.3% from 2000. This growth rate was sharper than the growth for overall retail sales in the same period.

         Businesses with mobile workforces and individual business travelers are not well served by traditional channels, which include mobile device manufacturers, traditional retailers and mail-order companies. There is a significant market opportunity to meet the needs of this large and underserved marketplace. This opportunity stems from the capabilities created by the nature of the products and the limitations of the traditional buying process:

               o THE PRODUCTS' COMPLEXITY. Most accessories and batteries for notebook computers, cellular phones and handheld electronic devices are brand and model-specific, creating a complex set of product/accessory combinations that will continue to proliferate as new device models are introduced. In addition, these products are peripheral and are often overlooked by manufacturers and retailers in the industry, who typically focus on the newest hardware models.

               o LIMITED AVAILABILITY OF ACCESSORIES. Notebook computers, cellular phones and other handheld electronic devices are manufactured and distributed by many companies yet there is no one complete source for model-specific accessories in this fragmented marketplace. As the installed base of mobile electronic devices continues to grow, it becomes increasingly difficult to maintain the comprehensive selection of accessories essential to meet the purchasing needs of individuals and businesses.

               o LACK OF CUSTOMER SERVICE CAPABILITIES. Businesses and consumers are interested in obtaining the right accessories and batteries for their mobile electronic devices quickly and easily. However, most mobile device manufacturers and traditional retailers are focused primarily on selling the newest devices and are not adequately staffed or trained to handle the wide array of product availability and compatibility questions. Accordingly, they are typically unable to adequately serve their customers' accessory needs, which include model-specific batteries, adapters and chargers.

         We believe that we offer a solution that addresses these limitations and combines a broad product selection, convenient access, rapid delivery and excellent customer service for mobile device accessories.

THE IGO SOLUTION

         iGo's mission is to help keep the mobile professional powered-up and connected. We strive to be the most customer-centric mobile accessory company by making our products available through channels that are important to our customers and partners. The iGo solution is available toll-free, online, and through a dedicated corporate account team and hundreds of reseller locations nationwide. We enable businesses and individual consumers to efficiently identify, locate and purchase model-specific accessories for mobile electronic devices. Our proprietary relational databases combined with our comprehensive industry knowledge and service expertise create a valuable one-stop solution for our customers and partners who require accessories for cell phones, notebook computers and PDAs. We believe that our business model offers a comprehensive solution with significant benefits to mobile device manufacturers, business enterprises, mobile professionals and individuals on the go.

         Key elements of the iGo solution include:

               o BROAD SELECTION OF MOBILE ACCESSORIES. We offer a broad selection of accessories for portable computing and mobile communications devices compatible with the majority of brands and models of mobile devices sold.

               o PROPRIETARY RELATIONAL PRODUCT DATABASE. We have developed a proprietary relational database architecture that enables our customers to accurately match their mobile accessories to compatible device brands and models. Our databases contain thousands of part numbers and individual items, images and detailed product descriptions. Our supplier database includes information for hundreds of trusted suppliers around the world. Our databases were assembled from primary research conducted over nine years and would be difficult to replicate, especially in the case of older models because mobile device manufacturers often do not maintain detailed information on older products.

               o PROPRIETARY PRODUCTS. Over the past two years, principally through acquisitions, we have evolved from largely being a reseller of other companies' products to also having our own line of core accessories. These core accessories include: batteries, AC adapters, auto/in-flight power cords and international connectivity products for mobile devices. iGo develops its own line of mobile accessories under the Xtend and Road Warrior brands.

               o AUTHORITATIVE SOURCE FOR MOBILE PRODUCT INFORMATION. We provide our customers with solutions by answering important technical support questions and making purchase recommendations for mobile devices and accessories. Our industry knowledge enables us to better serve our customers. Our quality customer service encourages repeat purchases and word-of-mouth referrals. Our online support enables customers to efficiently find solutions to their problems in the field.

               o MULTI-CHANNEL PRESENCE. Consumers, resellers and businesses use iGo to simplify the process of purchasing accessories for their mobile devices. We understand that while some companies prefer to buy direct through our traditional toll-free, online or corporate sales team channels, others choose to purchase indirectly through Value Added Resellers
                    (VARs). Accordingly, we have created a strong presence with leading distributors nationwide, including Ingram Micro and Tech Data, and have developed strategic relationships with VARs such as CompuCom, CDW and Insight so our corporate customers with a procurement source already in place can also purchase iGo products through their approved vendors.

                    We have enabled enterprises such as Merck, State Farm, Johnson and Johnson, Siemens and Pfizer to efficiently support their mobile workforces and protect their investment in expensive mobile computing and communications devices by providing batteries and accessories that keep these devices running.

               o CUSTOMER DATABASE. Our direct marketing experience has allowed us to develop an effective customer acquisition and retention model. Since our inception in 1993, we have assembled detailed profiles of over 851,000 mobile users. In addition, this database contains detailed transaction histories on over 351,000 of our customers, including the brands and models of the user's portable devices along with the original advertising lead source that prompted the user to contact us. The knowledge derived from these detailed transaction histories enables us to better recommend model-specific and customer-specific accessories. The model-specific accessory relationship also provides us with built-in customer personalization. Once we know the customer's model, we can automatically recommend a host of accessories specially designed for their notebook computer, cell-phone or PDA. In addition, rechargeable batteries wear out over time as the heat and stress of repetitive charge and discharge cycles degrade the chemical components of the cells. By leveraging our direct marketing expertise combined with our product lifecycle knowledge, we can develop effective customer repurchase strategies.

THE IGO WEBSITE

         Our website homepage, robust search engine, product descriptions and value added tips and advice were crafted with the mobile professional in mind. Our site's search functionality allows customers to search for batteries, adapters and chargers using their device's manufacturer name, product category and/or model number. It also facilitates cross-sell and up-sell opportunities. Our "Tips and Advice" section answers frequently-asked questions, makes purchase recommendations and offers advice on how to get the most productive use out of batteries and other accessories. We also offer real-time text chat with our customer solutions representatives for our online customers who need technical support or purchase advice. The overall customer experience is designed to provide expertise and responsiveness to customers who are often frustrated by the traditional means of inquiring about and purchasing mobile electronic devices and accessories.

PRODUCT OFFERINGS

         We focus on providing quality accessories for mobile users. Prices typically range from $29 to $199. We offer an extensive selection of product categories, including:

               o NOTEBOOK COMPUTER ACCESSORIES. We offer a broad selection of model-specific notebook computer accessories including batteries, AC chargers, auto/in-flight power cords, hard drive upgrades, external storage media, modems and port replicators.

               o CELLULAR PHONE ACCESSORIES. Our selection of cellular gear includes batteries, hands-free devices, AC chargers, car power cords, and protective cases.

               o HANDHELD ELECTRONIC DEVICE ACCESSORIES. Our selection of model-specific accessories for PDAs includes stylus tools, charging/synchronizing cables and protective cases.

               o TRAVEL PRODUCTS AND MOBILE SERVICES. We offer a complete line of international phone and power adapters so our customers can power up and connect with their mobile technology products and accessories anywhere in the world. Our Road Warrior International Survival Guide is an on-line travel portal containing comprehensive content for the business traveler for over 160 countries around the world. Using the Guide, customers can locate the adapters required in each country, convert currency, learn about the culture and even research the languages spoken in a specific region.

STRATEGIC RELATIONSHIPS

         We intend to continue to establish and leverage strategic relationships with mobile device manufacturers, suppliers and domestic and international airlines.

         INTERNATIONAL AIRLINES. During the fourth quarter of 2001, we launched our first international relationships to sell our in-flight power adapters to two of the world's leading airlines: bmi british midland, the second largest airline serving the United Kingdom and Lan Chile Airlines, the largest airline in Chile and a leading airline in Latin America.

         DOMESTIC AIRLINES. Our relationships with Delta Air Lines and United Airlines enable us to market products through in-flight, online and other customer referral programs.

         MEMBERSHIP REWARD PROGRAMS. In September 2001, we entered into a relationship with Quixtar, Inc., Amway's online business unit. We offer essential mobile computing and communication accessories to hundreds of thousands of Independent Business Owners (IBOs) affiliated with Quixtar. Another one of our membership reward partners is the Hilton HHonors program, one of the world's leading guest reward programs. iGo successfully launched the Hilton HHonors International Travel Guide, a program that enables Hilton HHonor members to earn and redeem HHonors points for mobile computing merchandise promoted through a co-branded international content and e-commerce travel portal (www.igohilton.com).

         ORIGINAL EQUIPMENT MANUFACTURERS. We have relationships with Acer, NEC and IBM. Through these relationships we obtain referrals and fulfill accessory orders. We also have access to these companies' complete product lines. This is just one more method that iGo uses to offer our customers a variety of solutions to ensure productivity wherever they go.

         Our strategic relationships are often not subject to formal agreements and/or can be terminated on little or no advance notice. The terms of our agreements with Acer, NEC and IBM require us to purchase minimum amounts of product each year. If we fail to meet these purchase levels, those parties have the discretion to terminate our agreements with them. We have not met such purchase levels to date, but have received no indication from any of those parties that they intend to terminate our relationship. Also, in each case either party may terminate the agreement with or without cause on two to three months' written notice. Accordingly, we can provide no assurance that these relationships will continue on their current terms or at all.

MARKETING AND CUSTOMER ACQUISITION

         We employ a combination of traditional and online marketing programs to acquire customers, retain existing customers and build brand awareness. Additionally, our new channel focus with our proprietary Road Warrior and Xtend product lines has opened new opportunities to create marketing programs that focus on the distribution channel. All of our programs are designed to cost-effectively acquire and retain high-value resellers, corporate purchasing agents and mobile users.

         CHANNEL MARKETING ACTIVITIES. In order to leverage the benefit of the large direct sales forces employed by our two key distribution partners, Ingram

Micro and Tech Data, together with large resellers, we routinely participate in joint marketing opportunities. These include sponsoring sales force training, participating in their direct marketing catalogs and promotions.

         CELLULAR RETAILER AND SERVICE CARRIERS. To reach the cellular accessory sales market, we have developed reseller relationships with specialty, regional and mass retail stores. These retailers allow us to effectively reach consumers interested in cellular accessories.

         OFFLINE MARKETING AND PROMOTION. To support our channels, we have developed marketing materials such as specification sheets and product catalogs. This type of documentation provides VARs, retailers and distributors with pertinent product information needed to effectively sell our products to their customer base. We have also utilized telemarketing and postcard mailings for customer acquisition and retention.

         ONLINE MARKETING AND PROMOTION. Our online marketing and promotion strategy is designed to drive prospects to our website, acquire new customers and encourage repeat purchasing behavior. Through our advertising and promotions, we target purchasing agents, mobile professionals and other people who are themselves purchasers or who influence the purchase of mobile products and accessories at work. Our banners and promotions are designed to identify with the unique needs of these people, as well as provide solutions to their portable computing and mobile communications accessory needs.

         We use pay-for-performance affiliate and advertising opportunities, search engine optimization and referral relationship deals as the principal on-line mechanisms to acquire new customers. We pay our registered affiliates and partners a referral fee in the range of 7% to 15% of the net revenue generated from the initial customer order received from the link to our website. We use email campaigns as our principal on-line customer retention vehicle. For email customer retention and repurchase efforts, we analyze buyer behavior to optimize response.

CONCENTRATIONS OF CREDIT RISK

         As of December 31, 2001 and 2000, we had accounts receivable from a major customer, Ingram Micro Inc., of approximately $1.4 million and $1.9 million, respectively. Sales to this customer totaled approximately $3.6 million and $5.0 million in the years 2001 and 2000, respectively. No other customer represented a significant percentage of our accounts receivable or sales in the years 2001 and 2000. As of December 31, 1999, and for the year then ended, there were no customers that represented a significant percentage of our sales or accounts receivable. Concentrations with respect to trade receivables are generally limited due to our large number of customers and their geographic and economic dispersion. Financial instruments that potentially subject us to credit risks consist primarily of cash accounts on deposit with banks, which, at times, may exceed federally insured limits. We believe we are not exposed to any significant credit risk related to cash or accounts receivable.

ENTERPRISE SALES

         Our enterprise sales team targets large-to-medium size businesses, resellers, government agencies and educational institutions in an effort to generate large orders and develop continuing customer relationships. In particular, our enterprise sales representatives target enterprises with large field sales forces or large installed bases of notebook computers or cell phones.

CUSTOMER SERVICE

         Our goal is to provide our customers with the highest level of customer support. We offer customer service 24 hours-per-day, 365 days-per-year.

Representatives handle contacts with customers through telephone, fax, email and live text chat. Our support services include product inquiries, ordering, technical support and customer service issues. We provide a high level of support by utilizing our sophisticated product and compatibility databases and by training our representatives with the in-depth knowledge required to meet the needs of resellers, corporate purchasing agents and mobile users. We have retained a third-party call center to handle after hours, overflow and possible disaster conditions.

TECHNOLOGY AND OPERATIONS

         We have developed a scalable, secure and reliable technology infrastructure to support our website and customer contact center, as well as to maintain and integrate our proprietary databases, our supply chain, and our accounting, finance and management reporting functions. Our website is designed to be accessible from all standard browsers without the need for additional client software. Our systems are designed to capture large amounts of customer-specific data, which is important to our ability to provide post-sale service and to target customers for future purchases. We also incorporate a variety of encryption and fraud detection technologies designed to protect the privacy of customer information and the integrity of customer transactions.

         Our software system architecture uses industry standard technologies to maximize reliability and scalability. We use Secure Socket Layer for secure transactions. Our applications run on an array of Intel-based server systems utilizing Microsoft Windows NT and SQL Server. We can scale our service as traffic increases by installing additional servers or increasing the number of processors per server. Our production data and hosting center is located at Advanced Telecom Group in Reno, Nevada, which provides routing and high bandwidth communication lines to a variety of major Internet backbone providers, as well as 24 hour-per-day monitoring and support. Our production data center also includes multiple redundant backup systems and power generators. We maintain server and bandwidth overcapacity at our hosting center to accommodate traffic spikes or server failure.

         We believe that our technology platform provides sophisticated electronic commerce functionality and integration, employing the following key systems:

               o    relational databases;

               o    customer relationship management software;

               o    real-time Internet customer service;

               o    automated call distribution; and

               o the Microsoft Commerce Server 2000 electronic commerce platform.

         We currently manage our own fulfillment center where we receive, pick, pack and ship our products.

COMPETITION

         The mobile computing and communication markets in which we operate are rapidly evolving and highly competitive. We believe the principal competitive factors in our marketplace are product selection, price and customer service. Our competitors operate in a number of different distribution channels, including electronic commerce, traditional retailing, catalog retailing and direct selling. We currently or potentially compete with a variety of companies in the sale of products in specific categories, including:

               o    mobile products suppliers such as Targus;

               o    retailers and etailers such as CompUSA and Amazon.com;

               o direct marketers such as Buy.com, CDW, Insight and Microwarehouse; and

               o traditional mobile device manufacturers or OEM's such as Fujitsu, Toshiba, IBM, NEC, Acer, Gateway, Dell, Nokia, Motorola and Erickson.

         Our competitors may have the ability to devote substantially more resources to the development, marketing, and/or sale of mobile device accessories than we do. In addition, larger and more well-financed entities may acquire, invest in or form joint ventures with our competitors. Some of our competitors may be able to secure products from suppliers on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies then we can. Finally, new technologies and the expansion of existing technologies, such as price comparison programs that search for products from a variety of websites, may direct customers to other online merchants. There can be no assurance that we will be able to compete successfully against current and future competitors.

INTELLECTUAL PROPERTY

         We regard our brand and substantial elements of our website and relational databases as proprietary, and seek their protection through trademark, service mark, copyright and trade secret laws. We enter into non-disclosure agreements with our employees and consultants, and generally with strategic partners. Despite these precautions, it may be possible for third parties to copy or otherwise obtain and use our intellectual property without our authorization.

         Our iGo brand and our Internet address, WWW.IGO.COM, are important components of our business strategy. We have obtained federal trademark registrations for our iGo, iGo (stylized), Xtend, 1-800-Batteries, Road Warrior, iGo.com and PowerXtender trademarks. Mobile Technology Outfitter and Pocket Dock are trademarks of iGo or its subsidiaries.

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

         We have also registered our iGo and Road Warrior trademarks in certain foreign countries in which we currently conduct, or intend to conduct significant business. It is often difficult to obtain clear, registered title to trademarks in foreign countries. We have encountered certain conflicts in connection with these foreign trademark applications, and there is no guarantee that we will be able to secure registrations in any particular foreign country. In addition, we may be prohibited from using one or more of our marks in certain foreign countries.

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

         Several states have also proposed legislation that would limit the use of personal information gathered online or require websites to establish privacy policies. The Federal Trade Commission has also initiated action against at least one website regarding the manner in which information is collected from users and provided to third parties. Changes to existing laws or the passage of new laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace that could reduce demand for our products or services, increase the cost of doing business as a result of litigation costs or increase service delivery costs. In addition, because our products and services are accessible throughout the United States, other jurisdictions may claim that we are required to qualify to do business as a foreign corporation in a particular state. We are qualified to do business in Nevada. Our failure to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in those jurisdictions. Any new legislation or regulation of this kind, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could harm our business, financial condition or results of operations.

EMPLOYEES

         As of March 1, 2002, we had 107 full-time employees, including 8 employees based in the Xtend Micro division, 18 in our customer contact center, 44 in sales and marketing, 28 in technology and operations, and 5 in executive management and administration. We devote, and will continue to devote, substantial resources to attract high-quality employees and build a strong corporate culture that encourages and rewards success. We believe that our investments in recruiting and training help us attract and retain key managers and productive employees. None of our employees are represented by a labor union; we have never experienced a work stoppage; and we consider our employee relations to be good.

EXECUTIVE OFFICERS AND DIRECTORS OF IGO

         The following table sets forth certain information regarding our executive officers and directors as of March 31, 2002.

         NAME                                   AGE    POSITION
         ----                                   ---    --------
         David Olson........................    52     Acting President and Chief Executive Officer
         Scott Shackelton...................    52     Chief Financial Officer, Senior Vice
                                                       President, Finance, and Secretary
         Miya MacKenzie.....................    36     Vice President, Marketing
         Ejaz Afzal.........................    52     Vice President, Product Development
         Rick Blair.........................    48     Vice President, Sales
         Ross Bott (1)......................    50     Director
         Darrell Boyle (1)(2)...............    53     Director
         Peter Gotcher (1)(2)...............    42     Director
         Ken Hawk...........................    38     Director

         ----------------------------
         (1)  Member of Audit Committee.
         (2)  Member of Compensation Committee.

         DAVID OLSON is our Acting President and Chief Executive Officer since January 2002. From November 1999 to January 2002, Mr. Olson served as Vice President of Operations of Skystream Networks, Inc. He served as the General Manager and Senior Vice President, Broadcast Division of Avid Technologies, Inc. from November 1997 to June 1999 and as Avid's Senior Vice President World Wide Operations from May 1995 to November 1997. Mr. Olson was the Vice President of Operations for Digidesign, Inc. from July 1991 to May 1995 prior to Digidesign's acquisition by Avid. Mr. Olson received an M.A. and B.A. from the University of Minnesota and an M.B.A. from Harvard University.

         SCOTT SHACKELTON has served as our Chief Financial Officer, Senior Vice President, Finance, and Secretary since June 2001. From October 1999 to June 2001, Mr. Shackelton was Vice President, Treasurer and Assistant Secretary for Sharegate, Inc. He served as Chief Financial Officer, Secretary and Treasurer for Innovative Gaming Corporation of America from April 1996 to October 1999. Mr. Shackelton also held various financial and executive positions with International Game Technology from 1980 to March 1996. Mr. Shackelton is a certified public accountant with a B.S. and an M.B.A. from the University of Southern California.

         MIYA MACKENZIE has served as our Vice President, Marketing since September 2001. Prior to that Ms. MacKenzie was Senior Director of Marketing from June 2000 to September 2001. She also served as our Director of Direct Media from September 1998 to June 2000 and Direct Marketing Manager from January 1998 to September 1998. Before joining us, Ms. MacKenzie held various positions with Vitamin Research Products. From January 1997 to January 1998, she served as Vitamin Research Product's Marketing Manager, and Marketing Coordinator from March 1995 to January 1997. From August 1994 to January 1995, she served as a Business Consultant for the National Association of State Retirement Administrators. Ms. MacKenzie holds an M.A. in psychology from Stanford University and a B.A in English and psychology from the University of Nevada, Reno.

         EJAZ AFZAL has served as our Vice President, Product Development since July 2001. From August 2000 until July 2001, he served as the Vice President, Product Development for our subsidiary, Xtend Micro Products, Inc. Mr. Afzal was the Vice President of Engineering at Xtend Micro Products, Inc. prior to its acquisition by iGo from March 1999 until August 2000, and was a consultant to Xtend from August 1998 to March 1999. Prior to joining Xtend, he was a Power Conversion and Thermodynamic Engineer at Western Digital from January 1997 to

July 1998. He has also held Engineering positions at NASA Lewis Research Center, Teledyne Systems and Hughes Aircraft Company. Mr. Afzal received his B.S. in electrical engineering from Rensselaer Polytechnic Institute.

         RICK BLAIR has served as our Vice President, Sales since January 2002. Prior to joining us, Mr. Blair served as Senior Director, Sales and Marketing for Epiq Systems from March 2001 to January 2002. From March 2000 to February 2001, Mr. Blair was Vice President of Sales for Penguin Computing, a manufacturer of enterprise server hardware and software. Previously, Mr. Blair held various positions at Iomega Corporation. He was Senior Director of Worldwide Sales for Iomega's Mobile Storage Division from January 1999 to January 2000, Director of Enterprise Sales from June 1998 to January 1999 and Director of Sales Operations from June 1996 to June 1998. He also held various sales management positions over an eleven-year period from 1982 to 1993 at Apple Computer in channel sales, enterprise and government. Mr. Blair began his career in sales at IBM after graduating from Bowling Green State University with a B.S. in Selling and Sales Management.

         ROSS BOTT has served as a member of our Board of Directors since June 2000. Dr. Bott has served as a Venture Partner with Redpoint Ventures since April 2001. Prior to joining Redpoint, Dr. Bott served as Senior Vice President, Market Development of Openwave Systems from November 2000 to April 2001, and as Chief Operating Officer of Phone.com (which merged with Software.com in November 2000 to create Openwave Systems) from April 2000 to November 2000. Prior to that, he was President and Chief Executive Officer of Onebox.com, a leading provider of Web-based communications from November 1998 to April 2000. Before joining Onebox.com, Dr. Bott served as Senior Vice President and General Manager of the Graphics Product Division and later as Executive Vice President, Product Divisions, at Adobe Systems from December 1996 to August 1998, with responsibility for five product and marketing divisions of Adobe. Prior to Adobe, Dr. Bott served in various capacities at Silicon Graphics from May 1993 to December 1996, the most recent of which was Senior Vice President of Enterprise Technologies, and while there founded their Commercial Server Division. Before Silicon Graphics, he served in various capacities, most recently as Chief Technical Officer and Vice President of Advanced Development at Pyramid Technology Corp. from March 1982 to May 1993. Dr. Bott holds a B.S. degree in Mathematics from Stanford University and a Ph.D. in Artificial Intelligence/Cognitive Science from the University of California, San Diego.

         DARRELL BOYLE has served as a member of our Board of Directors since January 1997. Mr. Boyle has served as President of Trailblazer Consultants since October 1994. From March 1990 to September 1994, he served as the senior marketing executive for the Graphics Business Unit of Microsoft Corporation. He serves on several private company and non-profit Boards of Directors. Mr. Boyle holds a B.S. in business administration from the University of Colorado and an M.B.A. from Capital University.

         PETER GOTCHER has served as a member of our Board of Directors since October 1998. Mr. Gotcher has served as a Venture Partner with Redpoint Ventures since October 1999 and Institutional Venture Partners since January 1997. Mr. Gotcher founded and served as President and Chief Executive Officer of Digidesign Inc. from October 1983 until its merger with Avid Technology, Inc. in January 1995, after which he served as the General Manager of Digidesign and Executive Vice President of Avid until May 1996. Mr. Gotcher holds a B.A. in English literature from the University of California at Berkeley.

         KEN HAWK is the founder of iGo and has served as a member of our Board of Directors since our incorporation in March of 1993. He previously served as President, Chief Executive Officer and Chief Energizing Officer from March 1993 until March 2001. Mr. Hawk was the Multimedia Product Manager for Windows at Microsoft Corporation from June 1992 until September 1992 and ran North American Operations for Venture Manufacturing Singapore from November 1988 until

September 1991. From June 1986 until November 1988, he served as Silicon Valley District Sales Manager for Silicon Systems, Inc., a subsidiary of TDK. Mr. Hawk holds a B.S. in electrical engineering from the University of Michigan and an M.B.A. from Stanford University.

ITEM 2.  PROPERTIES
         ----------

         Our corporate offices are located in Reno, Nevada. We rent approximately 85,000 square feet under a fourteen-year lease that expires in December 2013. In March 2002, we negotiated an amendment to this lease, which requires sixty days notice of termination by us and ninety days notice of termination by the landlord. We anticipate relocating operations to a smaller facility more suitable to our current operations during 2002. Additionally, one of our subsidiaries has a 2,300 square foot facility in Irvine, California under a lease that expires in May 2003.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         From time to time we are involved in litigation incidental to the conduct of our business. We are not currently a party to any lawsuit or arbitration proceeding the outcome of which we believe will have a material adverse effect on our financial position, results of operations or liquidity.

         The Securities and Exchange Commission has entered a formal order of private investigation concerning the events underlying our revisions of our fiscal 2000 operating results based on adjustments to fourth quarter 2000 revenue, which results were announced and revised in certain press releases issued in January and March of 2001. We have been cooperating fully with the Staff of the Commission in its investigation and to date the Staff has made no determinations that we are aware of with respect to this investigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of our stockholders during the fourth quarter of the year ending December 31, 2001.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         ----------------------------------------------------------------
         MATTERS
         -------

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

                                                                          HIGH       LOW
                                                                          ----       ---
        For year ended December 31, 1999
          Period from October 14, 1999 through December 31, 1999.......  $22.25    $ 8.88
        For year ended December 31, 2000
          First Quarter................................................  $ 9.97    $ 6.75
          Second Quarter...............................................    6.94      3.13
          Third Quarter................................................    3.88      2.50
          Fourth Quarter...............................................    3.31      1.03
        For year ended December 31, 2001
          First Quarter................................................  $ 2.06    $ 0.56
          Second Quarter...............................................    1.17      0.50
          Third Quarter................................................    0.91      0.20
          Fourth Quarter...............................................    0.49      0.20

         As of March 1, 2002, we had approximately 213 stockholders of record and approximately 3,100 beneficial owners of our Common Stock. iGo's stock price may be subject to significant volatility, particularly on a quarterly basis. Additionally, we may not learn of, or be able to confirm, revenue or earnings variations from estimates until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of our Common Stock. Finally, we participate in a highly dynamic industry, which often results in significant stock price volatility.

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

         We have used a portion of the proceeds for investment in sales and marketing, and general corporate purposes, including capital expenditures ($4.9 million), as well as strategic acquisitions ($5.0 million). The remaining proceeds have been invested in short-term, interest-bearing, investment-grade securities. The use of proceeds from the offering does not represent a material change in the use of proceeds described in our final prospectus filed on October 15, 1999.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         ------------------------------------

         The following selected financial data should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." The statements of operations data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 and the balance sheet data at December 31, 2001, 2000, 1999, 1998 and 1997 are derived from audited financial statements.

                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                     2001       2000        1999        1998         1997
                                                  ---------   ---------   ---------   ---------   ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
     Net product revenue ......................   $ 27,954    $ 39,947    $ 21,043    $ 12,318    $  7,422
     Development revenue ......................         --          --          --         502         665
                                                  ---------   ---------   ---------   ---------   ---------
          Total net revenues ..................     27,954      39,947      21,043      12,820       8,087
Cost of goods sold ............................     23,503      26,914      14,793       8,602       5,320
                                                  ---------   ---------   ---------   ---------   ---------
Gross profit ..................................      4,451      13,033       6,250       4,218       2,767
Operating expenses:
     Sales and marketing ......................     11,855      23,663      15,396       3,883       2,485
     Product development ......................      2,590       4,800       1,544         511         113
     General and administrative ...............      9,064       7,961       4,657       1,666       1,076
     Merger and acquisition costs,
     including amortization of goodwill
     and other purchased intangibles ..........     12,956       2,357          --          --          --
                                                  ---------   ---------   ---------   ---------   ---------
          Total operating expenses ............     36,465      38,781      21,597       6,060       3,674
                                                  ---------   ---------   ---------   ---------   ---------
Loss from operations ..........................    (32,014)    (25,748)    (15,347)     (1,842)       (907)
Other income (expense), net ...................        166       1,847         334         (44)         21
                                                  ---------   ---------   ---------   ---------   ---------
Net loss ......................................    (31,848)    (23,901)    (15,013)     (1,886)       (886)
Preferred stock dividends .....................         --          --          --        (247)       (140)
                                                  ---------   ---------   ---------   ---------   ---------
Net loss attributable to common stockholders ..   $(31,848)   $(23,901)   $(15,013)   $ (2,133)   $ (1,026)
                                                  =========   =========   =========   =========   =========
Net loss per share--basic and diluted .........   $  (1.37)   $  (1.11)   $  (1.01)   $  (0.36)   $  (0.19)
                                                  =========   =========   =========   =========   =========
Weighted-average shares outstanding ...........     23,328      21,555      14,818       5,998       5,544
                                                  =========   =========   =========   =========   =========


         Cost of goods sold and gross profit were adversely impacted in 2001 by additional inventory write-downs related to the transition of our product strategy toward higher margin accessory products, as well as normal write-downs for excess or obsolete product inventory. The additional write-downs related to the transition of our product strategy amounted to approximately $3.3 million. In addition, we recorded a write-down of goodwill of approximately $9.5 million during the fourth quarter of 2001, which is included in merger and acquisition costs.

                                                            DECEMBER 31,
                                                            ------------
                                            2001      2000      1999      1998       1997
                                          --------  --------  --------  --------   --------
                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents .............   $ 5,846   $20,321   $57,364   $ 2,504    $    --
Working capital .......................     8,194    26,936    55,776     3,447        157
Total assets ..........................    17,556    53,839    67,667     5,536      2,384
Long-term portion of capital lease
   obligations and long term debt .....        19       190       788        23         20
Mandatory redeemable preferred stock ..        --        --        --     7,890      1,680
Total stockholders' equity (deficit) ..    12,303    44,305    59,143    (3,425)    (1,314)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

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

         Product revenue is generally recognized when persuasive evidence of a sale arrangement exists, shipment has occurred, title has passed, sales price is fixed or determinable, and collectibility is reasonably assured. Product revenue is recorded net of any discounts and reserves for expected returns. The majority of orders are shipped the same day they are received. Wireless data service activation fees are recognized at the time of activation of the service. During 2001, approximately 83% of customer purchase transactions were made with credit cards. We generally receive payment from the credit card companies within one to four business days after shipment of the product. We also extend credit terms, typically net 30 days to 90 days, to corporate accounts that we have evaluated for creditworthiness. Inventory is carried at the lower of cost or market. We use the first-in-first-out method to determine cost. Advertising and promotional costs are expensed as incurred and are recorded net of any cooperative advertising amounts due from our suppliers at that time. In the case of direct mail campaigns, the expenses are recorded at the time the promotional piece is mailed to potential customers because the projected future revenue stream from these mailings, which can occur over a two-month period, cannot be ultimately determined at the time the mailing occurs.

         We incurred net losses of $31.8 million in 2001, $23.9 million in 2000, and $15.0 million in 1999. At December 31, 2001, we had an accumulated deficit of approximately $74.8 million. The net losses resulted from costs associated with marketing programs to attract new customers, merger and acquisition costs, including amortization of goodwill, developing our website and proprietary databases, provisions for excess and discontinued inventory, increased provisions for bad debts and the development of our operational infrastructure.

         Although we have reduced sales and marketing expenses in absolute dollar terms, we will need to generate significantly higher revenues to achieve and maintain profitability. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater, which will in turn delay or prevent our achievement of profitability.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an on-going basis, our estimates and judgments, including those related to sales returns, bad debts, excess inventory and purchase commitments, and contingencies and litigation. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

               o    Revenue Recognition and Return Allowances;
               o    Inventory Reserves;
               o    Impairment of Long Lived Assets;
               o    Bad Debt Reserves; and
               o    Deferred Income Taxes.

         Product revenue is generally recognized when persuasive evidence of a sale arrangement exists, shipment has occurred, title has passed, sales price is fixed or determinable, and collectibility is reasonably assured. Evidence of a sale arrangement may include one or more factors and may require us to make subjective determinations regarding the extent to which an arrangement exists. Collectibility determinations can be subjective and are generally based on a customer's payment history or, in the case of new customers, internal credit evaluations based upon available information. These subjective determinations affect the accuracy of our revenue recognition. We record a provision for returns on product sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns and analysis of credit memo data. If the data used to calculate these estimates does not properly anticipate future returns, revenue could be misstated.

         We write down inventory for estimated excess and obsolete inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. Although we strive to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and commitments, and our reported results. If actual market conditions are less favorable than those projected, additional inventory write-downs, purchase commitment reserves, and charges against earnings may be required.

         During the fourth quarter of 2001, in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of," we estimated the future cash flows of the businesses we acquired based on what we believed to be reasonable assumptions and projections. Our estimates of the future discounted and undiscounted cash flows attributable to the unamortized balances of goodwill related to these business acquisitions were less than the respective carrying values, as discussed further below. Accordingly, we recorded a $9,457,000 write-down of goodwill in 2001, leaving a remaining goodwill balance of $591,000. Although we believe our estimates to be accurate, future events (such as technological developments, loss of significant customers or changes in product demand) could further erode the value of the goodwill related to these acquired businesses and result in further goodwill write-downs.

         We maintain bad debt allowances against our receivables for potential losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in customer payment terms and practices when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and charges against earnings may be required.

         Due to the uncertainty of the realization of certain tax carryforward items, a valuation allowance against deferred income taxes has been established in the aggregate of $24.6 million at December 31, 2001. The amount of this allowance has been determined based on an assessment of our ability to generate sufficient taxable income prior to the expiration of the loss and credit carryforwards. Regardless of our internal assessment, the availability of the loss and credit carryforwards may be subject to further limitation under the Internal Revenue Code in the event of a significant change of control.

YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

         NET PRODUCT REVENUE. Net product revenue consists of product sales to customers and outbound shipping charges, net of any discounts and reserves for expected returns. Net product revenue increased from $21.0 million in 1999 to $39.9 million in 2000 primarily as a result of our purchases of Xtend Micro Products, Road Warrior International and Cellular Accessory Warehouse, expanded marketing efforts and strategic relationship initiatives, repeat purchases from pre-existing buyers and increased success in selling to enterprises, or business to business. Net product revenue decreased from $39.9 million in 2000 to $28.0 million in 2001. The decrease in net revenues in the current year is primarily attributable to a general contraction in purchasing by our corporate customers during the second, third and fourth quarters. Additionally, revenue levels have declined in part due to the reduction in products offered as we have focused on offering core accessory products which are expected to generate higher gross margins. Among other factors, the continuation of current general economic conditions and the resulting purchasing practices of our customers in 2002 may prevent us from meeting or exceeding 2001 revenue levels.

         COST OF GOODS SOLD AND GROSS MARGIN. Cost of goods sold consists primarily of the cost of products sold to customers, costs associated with excess and discontinued inventory, inbound shipping expense and outbound shipping charges. Cost of goods sold increased from $14.8 million in 1999 to $26.9 million in 2000, and decreased to $23.5 million in 2001. Gross margin represents the percentage derived by dividing gross profit by net product revenue. The increase in gross margin from 30% in 1999 to 33% in 2000 was primarily the result of a shift in the overall sales mix away from lower margin gift and gadget items towards higher margin, model-specific accessories, particularly our proprietary line of power and connectivity accessories, combined with better freight management. The decrease in gross margin from 33% in 2000 to 16% in 2001 was primarily due to increases of approximately $3.3 million to inventory reserves specific to discontinued and excess inventory resulting from our continued efforts to focus on targeted core products, as well as unanticipated changes in customer demand for certain products. Also contributing to the lower 2001 gross margin were inventory shrinkage and sales of closeout inventory. We anticipate that our gross margin will increase in 2002 from the 2001 level as a result of our shift to sales of core accessory products with a higher profit margin, as well as the adverse impact of significant additional inventory reserves on 2001 gross margin.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of advertising costs, fulfillment expenses, credit card costs and the salary and benefits of our sales, marketing and customer contact center personnel. Advertising and promotional expenses include pay for performance and online marketing efforts, print advertising, trade shows and direct marketing costs. Sales and marketing expenses increased from $15.4 million in 1999 to $23.7 million in 2000, and decreased to $11.9 million in 2001. Advertising and promotional expenses increased from $10.4 million in 1999 to $11.7 million in 2000, and declined to $2.2 million in 2001. All other sales and marketing expenses, consisting primarily of payroll expenses, increased from $5.1 million in 1999 to $12.0 million in 2000, and decreased to $9.7 million in 2001. During 2000, we migrated from a sales model driven by advertising spending to one based on leveraging our direct sales force and business partners, aggressive pursuit of pay-for-performance marketing opportunities and the continued refinement of our database profiling for direct marketing campaigns. Additionally, we significantly reduced our reliance on outside agencies and performed more work internally. The expense decrease in 2001 is principally due to continued efforts to reduce spending and to redirect marketing expenditures into programs with the greatest benefit potential. Reductions in staffing, lower incentive plan expenses and lower fulfillment expenses, which decline due to lower sales volume, also contributed to the cost decline in 2001. We expect that our efforts to control expenses, and make cuts where appropriate, will keep sales and marketing expenses from increasing significantly in 2002 from the 2001 level.

         PRODUCT DEVELOPMENT. Product development expenses generally consist of payroll and related expenses for merchandising and website personnel, site hosting fees and web content and design expenses, as well as expenses associated with development of our proprietary products. Product development expenses increased from $1.5 million in 1999 to $4.8 million in 2000, and decreased to $2.6 million in 2001. The higher expense in 2000 was primarily attributable to additional investments made to improve the functionality and speed of our existing website, planning and design costs incurred for the next generation of our website, the acquisition of Xtend Micro Products and the overall expansion of our mobile product offerings. The decrease in 2001 was attributable to completion in early to mid-2001 of several of the development projects initiated in 2000. We do not anticipate any significant change in product development expense levels in 2002 from those recorded in 2001.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries and related costs for our executive, administrative, human resources, and finance personnel, support services and professional fees, as well as general corporate expenses such as rent and depreciation and amortization. General and administrative expenses increased from $4.7 million in 1999 to $8.0 million in 2000 and to $9.1 million in 2001. During 2000, the increase in general and administrative expense was attributable to three primary factors: first, an increase in non-cash expenses, depreciation and deferred compensation; second, the January 2000 move into a significantly larger facility to accommodate our growth; and third, increased administrative headcount as a result of our acquisition activity. The increase in general and administrative expenses for 2001 over the prior year period was primarily attributable to one time charges related to our reorganization in the first half of 2001, costs associated with operations of Xtend Micro Products, which was acquired in late 2000, higher professional fees, a provision for an estimated sales and use tax deficiency and costs associated with restructuring the lease of our Reno facility to significantly reduce the term. These increased expenses were partially offset by general staff reductions during 2001.

         In 1999, we recorded $2.0 million in deferred compensation for new option grants to employees and directors, and expensed $387,000, principally related to these grants. No deferred compensation was recorded for stock option grants in 2000 and 2001. In 2000 and 2001 we expensed $259,000 and $166,000, respectively, of the previously recorded deferred compensation. This deferred compensation amount represents the difference between the deemed fair value of the common stock and the exercise price at the time the options were granted, and is expensed on a straight line basis over the four-year vesting period of the options. In 2000 and 2001 we recorded adjustments of $942,000 and $312,000, respectively, reducing deferred compensation as a result of employee terminations and option cancellations.

         MERGER AND ACQUISITION COSTS, INCLUDING AMORTIZATION OF GOODWILL AND OTHER PURCHASED INTANGIBLES. During 2000, we incurred an aggregate of $2.4 million in merger and acquisition costs, consisting of $300,000 in transaction-related expenses and $2.1 million in goodwill amortization resulting from the January 2000 acquisitions of Road Warrior and Cellular Accessory Warehouse and the August 2000 acquisition of Xtend Micro Products. Goodwill related to these acquisitions is amortized on a straight-line basis over their respective useful lives, generally 40 to 60 months. There were no merger and acquisition related costs in 1999. In 2001, we incurred $13.0 million in non-cash merger and acquisition costs. These costs include normal amortization of goodwill based on the originally assigned useful lives, amounting to approximately $3.5 million. Additionally, in the fourth quarter of 2001, we recorded a $9.5 million write-down of these assets based on actual losses realized in the third and fourth quarters of 2001 and similar forecasted operating results of the acquired businesses in 2002 based on the impact of the events of September 11, 2001 on the travel industry and the overall effect on the economy, resulting in reduced purchases by our distributors and customers, all of which indicated an impairment of the future economic benefits of these assets. As a result of our adoption of SFAS 142 "Goodwill and Other Intangible Assets" on January 1, 2002, goodwill amortization will cease.

         OTHER INCOME, NET. Other income, net, consists primarily of interest income earned on cash and cash equivalents, interest expense on borrowings and capital leases, and losses resulting from sale-leaseback transactions and disposals of fixed assets. Other income, net, changed from income of $334,000 in 1999 to $1.8 million in 2000 and $166,000 in 2001. The change from 1999 to 2000 was primarily a result of $2.2 million in interest income earned on the net proceeds from the initial public offering in October 1999 partially offset by a loss of $278,000 on asset disposals and $170,000 in interest expense. The change from 2000 to 2001 was primarily the result of a decline in interest income to $530,000 due to the decline of interest bearing account balances and a loss of $501,000 from the disposal and write-off of assets. Interest expense declined to $75,000 as a result of declining debt.

         INCOME TAXES. We have experienced losses since our inception and, accordingly, have net operating loss carryforwards. However, because of uncertainty regarding realizability, we have provided a full valuation allowance against this deferred tax asset. Utilization of our net operating loss carryforwards, which begin to expire in 2011, may be subject to certain limitations under Sections 382 and 383 of the Internal Revenue Code.

         NET LOSS. Our net loss increased from $15.0 million in 1999 to $23.9 million in 2000 and $31.8 million in 2001. The increase in net loss from 1999 to 2000 related primarily to increased expenses incurred, particularly relating to sales and marketing as well as expenses associated with our move to a larger facility. The increase from 2000 to 2001 is related primarily to the one-time write-off of $9.5 million in goodwill associated with our acquisition activity as well as lower gross margins on reduced product sales.

QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth unaudited quarterly statements of operations data for each of the eight quarters in the period ended December 31, 2001. In the opinion of management, this unaudited information has been prepared on the same basis as the annual financial statements, and includes all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our results of operations for those periods. This information should be read in conjunction with the financial statements and related notes appearing elsewhere in this filing. In addition, certain of the information reflected in the following table varies from amounts previously reported for the third quarters of 2001 and 2000 and the fourth quarter of 2000, and the differences between those previously reported figures and the restated figures are discussed below under "--Reconciliation of Previously Reported Amounts." The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                                                 THREE-MONTH PERIODS ENDED
                                   DEC. 31,   SEPT. 30,  JUNE 30,    MAR. 31,   DEC. 31,  SEPT. 30,  JUNE 30,   MAR. 31,
                                     2001       2001       2001       2001       2000       2000       2000       2000
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                           (as restated)                    (as restated)(as restated)

                                                                   (DOLLARS IN THOUSANDS)

Revenues:
   Net product revenue ........... $  5,754   $  5,161   $  7,403   $  9,636   $ 12,646   $ 10,473   $  9,224   $  7,604
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Cost of goods sold ...............    5,099      4,344      6,324      7,736      8,222      7,200      6,267      5,225
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross profit .....................      655        817      1,079      1,900      4,424      3,273      2,957      2,379
Operating expenses:
   Sales and marketing ...........    2,158      2,690      3,112      3,895      5,667      5,466      5,596      6,934
   Product development ...........      435        432        880        843        999        881      1,291      1,629
   General and administrative ....    2,670      2,109      2,026      2,259      1,997      1,995      1,999      1,970
   Merger and acquisition costs ..   10,372        878        853        853        827        527        404        599
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
     Total operating expenses ....   15,635      6,109      6,871      7,850      9,490      8,869      9,290     11,132
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Loss from operations .............  (14,980)    (5,292)    (5,792)    (5,950)    (5,066)    (5,596)    (6,333)    (8,753)
Other income (expense), net ......     (277)        58         41        344        465        492        344        546
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
     Net loss .................... $(15,257)  $ (5,234)  $ (5,751)  $ (5,606)  $ (4,601)  $ (5,104)  $ (5,989)  $ (8,207)
                                   =========  =========  =========  =========  =========  =========  =========  =========
Net loss per share:
    Basic and diluted ............ $  (0.65)  $  (0.22)  $  (0.25)  $  (0.24)  $  (0.20)  $  (0.24)  $  (0.29)  $  (0.40)
                                   =========  =========  =========  =========  =========  =========  =========  =========

         Cost of goods sold was adversely impacted in the 2001 quarters by additional inventory reserves related to the transition of our product strategy toward higher margin accessory products, as well as provisions for excess or obsolete product inventory. These additional reserves amounted to approximately $1.0 million, $1.0 million, $500,000 and $800,000 in the first, second, third and fourth quarters of 2001, respectively. In addition, we recorded a write-down of goodwill of approximately $9.5 million during the fourth quarter of 2001, which is included in merger and acquisition costs.

         RECONCILIATION OF PREVIOUSLY REPORTED AMOUNTS

         Our interim financial information for the quarter ended September 30, 2001 has been restated from that previously reported on our Form 10-Q filed for such period to (1) reduce net revenues and cost of goods sold by $259,000 and $140,000, respectively, for a transaction subsequently determined to be a consignment arrangement, (2) recognize cost of goods sold of $573,000 for inventory pricing and tracking errors, (3) record additional sales and marketing expense of $431,000 for an increase in the provision for bad debts of $359,000 and certain severance expenses of $72,000 not previously reported for the quarter, and (4) record additional product development expense of $34,000 for certain severance expenses not previously reported for the quarter. As a result of these adjustments, our net loss for the third quarter increased by approximately $1.2 million from the previously reported amount. The foregoing adjustments are incorporated into our 2001 consolidated statements of operations and reflected in management's discussion and analysis of our 2001 operating results in this report. We expect to amend the appropriate prior reports to reflect the revised operating results shortly following the filing of this annual report.

         Our interim financial information for the quarters ended September 30, 2000 and December 31, 2000 has been restated from that previously reported on our Form 10-Q and Form 10-K for such periods to reflect the reclassification of a significant sale transaction from the third to the fourth quarter of 2000 based upon a determination that all elements of revenue recognition were not met for recognition in the third quarter. The effect of the reclassification of such transaction from the third to the fourth quarter of 2000 on the previously reported results is to (1) reduce net revenues, cost of goods sold and sales and marketing expense by $689,000, $211,000, and $21,000, respectively, in the third quarter of 2000, (2) increase net revenues, cost of goods sold and sales and marketing expense for the fourth quarter of 2000 by corresponding respective amounts, (3) increase our net loss for the third quarter of 2000 by $457,000 and
(4) decrease our net loss for the fourth quarter of 2000 by $457,000. The foregoing adjustments represent only differences between interim periods and do not impact our consolidated operating results previously reported for the full year ended December 31, 2000. We expect to amend the appropriate prior reports to reflect the revised quarterly operating results shortly following the filing of this annual report. A summary of the effects on the operating results is as follows:

                                                              THREE-MONTH PERIODS ENDED
                                            SEPT. 30, 2001          DEC. 31, 2000          SEPT. 30, 2000
                                        ---------------------   ---------------------   ---------------------
                                        PREVIOUSLY     AS       PREVIOUSLY     AS       PREVIOUSLY     AS
                                         REPORTED   RESTATED     REPORTED   RESTATED     REPORTED   RESTATED
                                        ---------   ---------   ---------   ---------   ---------   ---------
                                                               (DOLLARS IN THOUSANDS)
Revenues:
     Net product revenue ............   $  5,420    $  5,161    $ 11,957    $ 12,646    $ 11,162    $ 10,473
                                        ---------   ---------   ---------   ---------   ---------   ---------
Cost of goods sold ..................      3,911       4,344       8,011       8,222       7,411       7,200
                                        ---------   ---------   ---------   ---------   ---------   ---------
Gross profit ........................      1,509         817       3,946       4,424       3,751       3,273
Operating expenses:
     Sales and marketing ............      2,259       2,690       5,646       5,667       5,487       5,466
     Product development ............        398         432         999         999         881         881
     General and administrative .....      2,109       2,109       1,997       1,997       1,995       1,995
     Merger and acquisition costs ...        879         878         827         827         527         527
                                        ---------   ---------   ---------   ---------   ---------   ---------
          Total operating expenses ..      5,645       6,109       9,469       9,490       8,890       8,869
                                        ---------   ---------   ---------   ---------   ---------   ---------
Loss from operations ................     (4,136)     (5,292)     (5,523)     (5,066)     (5,139)     (5,596)
Other income, net ...................         58          58         465         465         492         492
                                        ---------   ---------   ---------   ---------   ---------   ---------
          Net loss ..................   $ (4,078)   $ (5,234)   $ (5,058)   $ (4,601)   $ (4,647)   $ (5,104)
                                        =========   =========   =========   =========   =========   =========
Net loss per share:
      Basic and diluted .............   $  (0.17)   $  (0.22)   $  (0.22)   $  (0.20)   $  (0.21)   $  (0.24)
                                        =========   =========   =========   =========   =========   =========

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

         Net cash used in operating activities was $12.8 million for the year ended December 31, 2001, $30.0 million for the year ended December 31, 2000 and $11.4 million for the year ended December 31, 1999. Net cash used in operating activities consisted primarily of net losses and a decrease in accounts payable, partially offset by increased non-cash expenses including a $9.5 million write-down of goodwill, higher goodwill amortization resulting from the acquisition of Xtend Micro Products in August 2000 and increased provisions for bad debt and inventory.

         Net cash used in investing activities was $886,000 for the year ended December 31, 2001, which was attributable to $500,000 related to business acquisitions, $400,000 for acquisitions of property and equipment and $14,000 in proceeds from fixed asset disposals. Net cash used in investing activities was $7.1 million for the year ended December 31, 2000. This amount was primarily attributable to $2.6 million for acquisition of property and equipment and $4.5 million for acquisition of businesses. For the year ended December 31, 1999, net cash used in investing activities was $3.8 million, of which $702,000 was financed through sale-leaseback transactions.

         Net cash used in financing activities was $824,000 for the year ended December 31, 2001, which represents payments on debt and a loan to our former Chairman and Chief Executive Officer. Net cash provided by financing activities was $60,000 for the year ended December 31, 2000, and $70.1 million for the year ended December 31, 1999. Cash provided by financing activities reflected sales of preferred stock, as well as proceeds received from the exercise of stock options and warrants, equipment leases and bank borrowings and our initial public offering in October 1999. On June 23, 1999, we entered into a lease to finance the acquisition of equipment. The lease expires 42 months from the date of the lease. As of December 31, 2001, the aggregate obligation under this capital lease was $137,000.

         On July 30, 1999, we received gross proceeds of $5.8 million from the sale of Series C preferred stock and entered into a loan agreement, effective through January 30, 2000, which provided for borrowings of up to $3.5 million. On July 30, 1999, we borrowed $1.2 million under this facility. Borrowings under this credit facility bear interest at 11% per annum, are due in 36 months and are secured by substantially all of our assets. The terms of the debt required interest-only payments for the first 12 months and interest and principal repayments for the next 24 months. This debt is secured but subordinate to future credit arrangements with banks of similar lenders. As of December 31, 2001, we had an outstanding balance of $54,000. This reflects the original loan amount of $1.2 million net of a conversion of $980,000 into 124,982 shares of our capital stock in connection with our initial public offering in October 1999 and $137,000 in cash payments. The draw-down period under this facility ended January 30, 2000.

         We have experienced negative cash flows from operations of $11.4 million, $30.0 million and $12.8 million for the years ended December 31, 1999, 2000 and 2001, respectively. Recurring losses and negative cash flows from operations and limited financing opportunities raise substantial doubt about our ability to continue as a going concern. We believe that if we are able to execute in accordance with our business and financial plans, we will have sufficient cash to fund operations. We anticipate that in 2002 we will be able to significantly increase our gross margins on product sales and further reduce our expenses while maintaining or growing our revenue levels. With a targeted focus on high margin core products and improved inventory control resulting in significantly reduced excess and obsolete inventory charges we believe that we will be able to achieve improved gross margins. Additionally, we have taken steps to reduce costs through several initiatives including: further downsizing the workforce and facility cost reductions resulting from a planned relocation of our main facility in Reno to a smaller, less costly facility in Reno. If we are successful in implementing these plans, we believe that our current cash and cash from operations will be adequate to fund our cash requirements through December 31, 2002. This estimate assumes that we will be able to meet quarterly revenue targets in our second, third and fourth quarters in excess of those recorded in the third and fourth quarters of 2001, achieve significantly higher percentage gross margins than those achieved in each of the prior three years and reduce expenses substantially below those realized in the fourth quarter of 2001, excluding the write down of goodwill.

         We may need to raise additional funds before the end of 2002 in the event that we fail to generate sufficient cash from operations or experience unanticipated or excessive expenditures. We have no commitments and are not seeking commitments for additional financing. If we were to seek additional financing there can be no assurance that we would be successful in obtaining any additional financing on terms acceptable to iGo or its stockholders. If we raise additional funds through the issuance of equity securities or convertible debt securities, our existing stockholders may experience significant dilution. For a discussion of various risks that may impact the likelihood that we will be able to generate cash from operations or financing activities, please see "Item 7b - Factors that May Effect Future Results" below.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 did not have a material impact on our consolidated financial statements.

         In June 2001, the Financial Accounting Standards Board issued two new standards, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Together these statements will change the accounting for business combinations and goodwill. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142. Amortization will still be required for identifiable intangible assets with finite lives. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. We are required to adopt SFAS 142 at the beginning of our fiscal year 2002. We have not yet completed our analysis of the impact that SFAS 141 and SFAS 142 will have on our financial condition or results of operations.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. We have not yet completed our analysis of the impact that SFAS 144 will have on our financial condition or results of operations.

ITEM 7a. QUANTITATIVE AND QUALITATIVE FACTORS ABOUT MARKET RISK
         ------------------------------------------------------

         Our exposure to market risk for changes in interest rates is limited to the exposure related to our debt instruments which are tied to market rates. We plan to ensure the safety and preservation of our invested principal funds by limiting default risks, market risk and reinvestment risk. We have invested in high-quality, investment-grade securities. As a result, we do not believe that we are subject to material interest rate risk.

ITEM 7b. FACTORS THAT MAY EFFECT FUTURE RESULTS
         ---------------------------------------

WE HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

         We were incorporated in 1993 and did not begin to generate meaningful revenues until 1995. Accordingly, we have only a limited operating history upon which you can evaluate our business and prospects. You must consider the risks and uncertainties frequently encountered by growth stage companies in new and rapidly evolving markets, such as high-technology and electronic commerce. These risks include our ability to continue to:

               o    sustain sales while reducing operation costs;

               o    implement our business model;

               o    attract new customers,

               o retain existing customers and maintain customer satisfaction;

               o maintain our gross margins in the event of price competition or rising wholesale prices;

               o    minimize technical difficulties and system downtime;

               o    manage distribution of our proprietary products;

               o    manage cost effective marketing programs; and

               o    attract, train and retain employees.

         If we are unsuccessful in addressing these risks and uncertainties, our business, financial condition and results of operations will be harmed.

WE HAVE A HISTORY OF LOSSES AND WE EXPECT LOSSES FOR AT LEAST THE NEXT SEVERAL QUARTERS.

         Since our inception in 1993, we have incurred significant net losses, resulting primarily from costs related to developing our proprietary databases, establishing our brand, building our customer contact center, developing relationships with suppliers and attracting users to our website. At December 31, 2001, we had an accumulated deficit of approximately $74.8 million. If our revenue is less than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater, which will in turn delay or prevent our achievement of profitability.

WE MAY NOT HAVE SUFFICIENT CAPITAL TO REACH PROFITABILITY.

         Our internal financial models project that our current cash, cash equivalents and short-term investments, together with other available capital resources, may be sufficient to permit us to reach a cash-flow positive state. However, there can be no assurance that we will reach cash-flow positive without raising additional funds. We may experience unexpected expenditures or higher than expected expenditures, which may require us to seek additional funding. If additional funding is necessary, we may seek such additional funding through debt or equity financings. We currently have no commitments for any additional financing, and there can be no assurance that adequate funds for our operations will be available to us. Our auditors have given us a "going concern" opinion, which may further limit our ability to obtain additional financing. A lack of sufficient capital may require us to delay, scale back or even eliminate some or all of our operations.

IF OUR SHARES ARE DELISTED, OUR STOCK PRICE MAY DECLINE FURTHER AND WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL.

         In February 2002, we received notice from Nasdaq that we are not in compliance with Marketplace Rule 4450(a)(5), which requires our common stock to have a minimum $1.00 bid price per share. Under the Marketplace Rules, we have until May 15, 2002, to regain compliance by achieving a closing bid price for our shares of $1.00 or more for a minimum of ten consecutive trading days. We have also been notified that we are not in compliance with Marketplace Rule 4450(a)(2), which requires that the minimum market value of our publicly held shares (shares held by non-affiliates of iGo) be at least $5,000,000, and that we have until June 17, 2002 to regain compliance by raising the market value of publicly held shares to $5,000,000 or more for ten consecutive trading days. Failure to regain compliance with either of these standards would result in our common stock being delisted from the Nasdaq National Market. We could appeal a delisting decision and/or transfer our securities to the Nasdaq SmallCap Market. There can be no assurance that any such appeal would be successful or that we could maintain compliance with the continued listing requirements of the Nasdaq SmallCap Market for any substantial period of time. While our stock would continue to trade on the over-the-counter bulletin board following any delisting from either Nasdaq Market, we expect that our stock price and trading volume would decline, possibly significantly, and our ability to raise additional capital would be substantially diminished by any such delisting.

ALTHOUGH WE ARE AWARE OF NO DETERMINATIONS, CONCERNS REGARDING THE SEC INVESTIGATION COULD HARM OUR BUSINESS.

         The Securities and Exchange Commission has issued a formal order of private investigation concerning the events underlying our revisions of our fiscal 2000 operating results based on adjustments to fourth quarter 2000 revenue, which results were announced and revised in certain press releases issued in January and March of 2001. Although the Staff of the Commission has made no determinations that we are aware of with respect to this investigation, the investigation itself could raise concerns about iGo in the eyes of customers and investors and, as a result, could harm our business and our stock price.

OUR STOCK PRICE MAY BE ADVERSELY AFFECTED BY SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

         Although independent market research firms forecast that shipments of portable personal computers, the number of wireless subscribers and the market for accessories for mobile electronic devices will grow substantially over the next few years, we cannot be certain that this growth will actually occur or that our sales will grow at the same rate or at all. We cannot forecast with any degree of certainty the extent of our sales of these products. We expect our operating results could fluctuate significantly from quarter to quarter as a result of various factors including:

               o our ability to attract prospects and convert them into customers;

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

         Because of these and other factors, we believe that quarter to quarter comparisons of our results of operations are not good indicators of our future performance. If our operating results fall below the expectations of investors in some future periods, our stock price will likely decline further. See "Item 7 -Management's Discussion and Analysis of Financial Condition and Results of Operations - Quarterly Results of Operations" for more information on our quarterly operating results.

STRENGTHENING THE IGO, ROAD WARRIOR AND XTEND BRANDS IS CRITICAL TO OUR SUCCESS.

         We believe that strengthening the iGo brand as well as the brands of our proprietary product lines, Road Warrior and Xtend, will be critical to the success of our business. We cannot be certain that our brands will attract new customers or retain existing customers, and the failure to maintain a strong and effective brand may harm our business, financial condition and results of operations.

WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS, AND WE MAY NOT BE ABLE TO HIRE ENOUGH ADDITIONAL MANAGEMENT AND OTHER PERSONNEL AS OUR BUSINESS GROWS.

         Our performance is substantially dependent on the continued services and on the performance of our executive officers. The loss of the services of any of our executive officers could harm our business. Any of our officers or employees can terminate his or her employment relationship at any time. Some key members of our management team have recently been hired. These individuals have had little experience working in our organization. We cannot be certain that we will be able to integrate new executives or other employees into our organization effectively. In addition, there are significant administrative burdens placed on our management team as a result of our status as a public company. The loss of any of our officers could harm our results of operations and financial condition. In addition, we may be unable to retain our other key employees or attract, assimilate and retain other highly qualified employees in the future, which could harm our business, financial condition and results of operations.

COMPETITION MAY DECREASE OUR MARKET SHARE, NET REVENUES AND GROSS MARGINS AND MAY CAUSE OUR STOCK PRICE TO DECLINE.

      The mobile computing and communications markets in which we operate are rapidly evolving and highly competitive. Our competitors operate in a number of different distribution channels, including electronic commerce, traditional retailing, catalog retailing and direct selling. We currently or potentially compete with a variety of companies in the sale of products in specific categories, including:

               o    mobile products suppliers such as Targus;

               o    retailers and etailers such as CompUSA and Amazon.com;

               o direct marketers such as Buy.com, CDW, Insight and Microwarehouse;

               o traditional mobile device manufacturers or OEM's such as Fujitsu, Toshiba, IBM, NEC, Acer, Gateway, Dell, Nokia, Motorola and Erickson.

         Our competitors may have the ability to devote substantially more resources to the development, marketing, and/or sale of mobile device accessories than we do. In addition, larger and more well-financed entities may acquire, invest in or form joint ventures with our competitors. Some of our competitors may be able to secure products from suppliers on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies then we can. Finally, new technologies and the expansion of existing technologies, such as price comparison programs that search for products from a variety of websites, may direct customers to other online merchants. There can be no assurance that we will be able to compete successfully against current and future competitors.

THE LOSS OF OUR PROPRIETARY DATABASES WOULD SERIOUSLY HARM OUR BUSINESS.

         Our proprietary databases are a key competitive advantage. If we fail to keep these databases current or if the proprietary customer, product, supplier and compatibility information contained in these databases is damaged or destroyed, our business would be seriously harmed and our stock price would decline.

THE FAILURE TO SUCCESSFULLY GROW, MANAGE AND USE OUR DATABASE OF CUSTOMERS AND USERS WOULD HARM OUR BUSINESS.

         We intend to continually expand our database of customers, potential customers and website registrants to more effectively create targeted direct marketing offers. We seek to expand our customer database by using information we collect through our website, search engine optimization, channel relationships, our customer contact center and purchased or rented lists. We must also continually develop and refine our techniques for segmenting this information to maximize its usefulness. If we are unable to expand our customer database or if we fail to utilize this information successfully, then our business model may not be successful. In addition, if federal or state governments enact privacy legislation resulting in the increased regulation of mailing lists, we could experience increased costs in complying with potentially burdensome regulations concerning the solicitation of consents to keep or add customer names to our mailing lists.

FAILURE OF OUR STRATEGIC RELATIONSHIPS TO ATTRACT CUSTOMERS COULD HARM OUR BUSINESS.

         We intend to continue to establish, leverage and grow key strategic relationships with manufacturers, airlines, suppliers and electronic commerce partners to enable us to collect crucial product-specific information, ensure access to adequate product supply and acquire new customers. We cannot be certain that any of these strategic relationships or partnerships will be or continue to be successful in attracting new customers. Our strategic relationships are often not subject to formal agreements and/or can be terminated on little or no advance notice. The terms of our agreements with Acer, NEC and IBM require us to purchase minimum amounts of product each year. If we fail to meet these purchase levels, those parties have the discretion to terminate our agreements with them. We have not met such purchase levels to date, but have received no indication from any of those parties that they intend to terminate our relationship. Also, in each case either party may terminate the agreement with or without cause on two to three months' written notice. Accordingly, we can provide no assurance that these relationships will continue on their current terms or at all. If these programs fail to attract additional customers or we are unable to maintain these relationships, our business, financial condition and results of operations would be harmed.

WE MUST EFFECTIVELY MANAGE OUR INVENTORY AND IMPROVE OUR GROSS MARGINS.

         In order to fulfill our orders, we depend upon our factories and vendors to produce sufficient quantities of products according to schedule. We may maintain high inventory levels in some categories of merchandise in an effort to ensure that these products are available to our customers. This may expose us to risks of excess inventory and outdated merchandise, which could harm our business. In 2001, we changed our product strategy to focus on offering a targeted core product line with a higher gross margin. As a result of this change of strategy, we recorded significant write-offs of inventory in 2001. If we underestimate customer demand, we may disappoint customers who may purchase from our competitors. We also seek to negotiate with our vendors to get the best quality available at the best prices in order to maintain and increase our gross margins. Our failure to be able to effectively manage our factories and vendors effectively would harm our operating results.

FAILURE OF THIRD PARTY SUPPLIERS TO SHIP PRODUCTS DIRECTLY TO OUR CUSTOMERS COULD HARM OUR BUSINESS.

         For the year ended December 31, 2001, approximately 22% of our total net revenues were from products shipped to our customers directly from our suppliers. The failure of these suppliers to continue to ship products directly to our customers or to ship products to our customers in a timely manner could result in lost revenues, customer dissatisfaction and damage to our reputation. In addition, if we could not depend on these suppliers to ship products to our customers directly, we would have to carry the products in our inventory, which would expose us to risks of excess inventory, outdated merchandise and increased warehouse costs, all of which could harm our business.

FAILURE OF THIRD-PARTY CARRIERS TO DELIVER OUR PRODUCTS TIMELY AND CONSISTENTLY COULD HARM OUR BUSINESS.

         Our supply and distribution system is primarily dependent upon our relationships with United Parcel Service and Federal Express. We ship substantially all of our orders with these carriers. Because we do not have written agreements with these carriers that guarantee continued service, we cannot be sure that our relationships with these carriers will continue on terms favorable to us, or at all. If our relationship with one or more of these carriers is terminated or impaired, or if one or more of these carriers is unable to ship products for us, whether through labor shortage, slow down or stoppage, deteriorating financial or business conditions or for any other reason, we would be required to rely on other carriers. These carriers may not be able to accommodate the increased shipping volume, in which case we may be required to use alternative carriers, with whom we may have no prior business relationship, for the shipment of products to our customers. We may be unable to engage an alternative carrier on a timely basis or upon terms favorable to us. Changing carriers would likely harm our business, financial condition and results of operations. Potential adverse consequences include:

               o    reduced package tracking information;

               o    delays in order processing and product delivery;

               o increased delivery costs, resulting in reduced gross margins; and

               o reduced shipment quality, which may result in damaged products and customer dissatisfaction.

WE MAY NOT BE ABLE TO PROTECT AND ENFORCE OUR TRADEMARKS, INTERNET ADDRESSES AND INTELLECTUAL PROPERTY RIGHTS.

         We regard our brand and substantial elements of our website and relational databases as proprietary, and seek their protection through trademark, service mark, copyright and trade secret laws. We enter into non-disclosure agreements with our employees and consultants, and generally with strategic partners. Despite these precautions, it may be possible for third parties to copy or otherwise obtain and use our intellectual property without our authorization.

         Our iGo brand and our Internet address, WWW.IGO.COM, are important components of our business strategy. We have obtained federal trademark registrations for our iGo, iGo (stylized), Road Warrior, Xtend, 1-800-Batteries, iGo.com and PowerXtender trademarks. Mobile Technology Outfitter and Pocket Dock are trademarks of iGo or its subsidiaries.

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

         We have also registered our iGo, Xtend and Road Warrior trademarks in certain foreign countries in which we currently conduct, or intend to conduct significant business. It is often difficult to obtain clear, registered title to trademarks in foreign countries. We have encountered certain conflicts in connection with these foreign trademark applications, and there is no guarantee that we will be able to secure registrations in any particular foreign country. In addition, we may be prohibited from using one or more of our marks in certain foreign countries, which may have a material adverse effect on our business and results of operations.

         We currently hold various Internet domain names, including iGo.com, RoadWarrior.com and XtendMicro.com. The acquisition and maintenance of domain names generally is regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is subject to change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights continues to evolve. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

WE MAY BE VULNERABLE TO NEW TAX OBLIGATIONS THAT COULD BE IMPOSED ON ELECTRONIC COMMERCE TRANSACTIONS.

         We do not expect to collect sales or other similar taxes or goods shipped into most states. However, one or more states or the federal government may seek to impose sales tax collection obligations on out-of-state companies, such as ours, which engage in or facilitate electronic commerce. A number of proposals have been made at the state and local levels that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of electronic commerce and cause purchasing through our website to be less attractive to customers. In October 1998, the United States Congress passed legislation limiting for three years the ability of the states to impose taxes on Internet-based transactions, which moratorium has been extended until November 2003. Failure to renew this legislation could result in the imposition by various states of taxes on electronic commerce. Further, states have attempted to impose sales tax collection obligations on direct marketing sales from businesses such as ours. A successful assertion by one or more states that we should have collected or be collecting sales taxes on the sale of products could harm our business.

IF WE EXPAND OUR BUSINESS INTERNATIONALLY, OUR BUSINESS WOULD BECOME INCREASINGLY SUSCEPTIBLE TO NUMEROUS INTERNATIONAL RISKS AND CHALLENGES THAT COULD AFFECT OUR RESULTS OF OPERATIONS.

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

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND HARM OUR FINANCIAL CONDITION.

         In addition to our acquisitions of Road Warrior, Cellular Accessory Warehouse and Xtend Micro Products, we may again invest in or buy complementary businesses, products or technologies in the future. In the event of any investments or purchases, we could:

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

THE LOSS OF TECHNOLOGIES LICENSED FROM THIRD PARTIES COULD HARM OUR BUSINESS.

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

OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE HARMED IF WE WERE TO BE LIABLE FOR DEFECTS IN THE PRODUCTS WE OFFER.

         We may be subject to product liability claims for the products we design and develop as well as those we sell. While we believe that our product liability coverage of $7,000,000 is currently adequate, we can provide no assurance that the insurance can be maintained in the future at a reasonable cost or in amounts sufficient to protect us against losses due to liability. A successful liability claim brought against us in excess of relevant insurance coverage could harm our business, financial condition and results of operations.

         Damage to or destruction of our warehouse could result in loss of our inventory, which could harm our business, financial condition and results of operations.

         If all or most of the inventory in our warehouse were damaged or destroyed, we might be unable to replace the inventory in a timely manner and, as a result, be unable to process orders in a timely manner or at all. Approximately 78% of the products we sell come from the inventory in our warehouse. We cannot be certain that we would be able to replace the inventory as quickly as our customer orders demand, which may result in the loss of revenue and customers, which would harm our business, financial condition and results of operations.

RISKS RELATED TO THE INTERNET INDUSTRY

WE ARE DEPENDENT ON THE CONTINUED DEVELOPMENT OF THE INTERNET INFRASTRUCTURE.

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

A PORTION OF OUR LONG-TERM SUCCESS DEPENDS ON THE DEVELOPMENT OF THE ELECTRONIC COMMERCE MARKET, WHICH IS UNCERTAIN.

         A portion of our future revenues substantially depends upon the widespread acceptance and use of the Internet as an effective medium of commerce by consumers. Demand for recently introduced products and services over the Internet is subject to a high level of uncertainty. Although independent market research firms forecast that the number of Internet users worldwide will grow substantially in the next few years, we cannot be certain that this growth will occur or that our sales will grow at the same rate. The development of the Internet as a viable commercial marketplace is subject to a number of risks including:

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

RAPID TECHNOLOGICAL CHANGE COULD RENDER OUR WEBSITES AND SYSTEMS OBSOLETE AND REQUIRE SIGNIFICANT CAPITAL EXPENDITURES.

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

         The development of websites and other proprietary technology entails significant technical and business risks and requires substantial expenditures and lead time. We may be unable to use new technologies effectively or adapt our website, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards, which could harm our business. Updating our technology internally and licensing new technology from third parties may require significant additional capital expenditures and could affect our results of operations.

WE ARE EXPOSED TO RISKS ASSOCIATED WITH ELECTRONIC COMMERCE SECURITY AND CREDIT CARD FRAUD, WHICH MAY REDUCE COLLECTIONS AND DISCOURAGE ONLINE TRANSACTIONS.

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

WE COULD FACE LIABILITY FOR INFORMATION DISPLAYED ON AND COMMUNICATIONS THROUGH OUR WEBSITE.

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

EFFORTS TO REGULATE OR ELIMINATE THE USE OF MECHANISMS THAT AUTOMATICALLY COLLECT INFORMATION ON VISITORS TO OUR WEBSITE MAY INTERFERE WITH OUR ABILITY TO TARGET OUR MARKETING EFFORTS.

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

WE COULD FACE ADDITIONAL BURDENS ASSOCIATED WITH GOVERNMENT REGULATION OF AND LEGAL UNCERTAINTIES SURROUNDING THE INTERNET.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

         The information required by this item regarding our executive officers and directors is set forth in "Item 1 - Business - Executive Officers and Directors of iGo" in this Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the securities laws of the United States, our directors, executive officers, certain other key personnel and any persons holding more than ten percent of our common stock are required to report their initial ownership of iGo's common stock and any subsequent changes in that ownership to the Securities and Exchange Commission ("SEC"). Specific filing deadlines of these reports have been established and we are required to disclose in this Form 10-K any failure to file by these dates during the fiscal year ended December 31, 2001. To the best of our knowledge, all of the filing requirements have been satisfied except that Mr. Hawk was late in filing a Form 4 to reflect his June 2001 stock purchase. In making these statements, we have relied solely on written representations of our directors and executive officers and any ten percent holders and copies of the reports that they filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         The following table shows the compensation received by (i) our Chief Executive Officers, (ii) the four most highly compensated executive officers serving at the end of the fiscal year ended December 31, 2001 who received combined salary and bonus in excess of $100,000 during fiscal year 2001, and
(iii) individuals who were our executive officers during fiscal year 2001, but not an officer on December 31, 2001, and received combined salary and bonus in excess of $100,000 during fiscal year 2001. The compensation received by each such individual for iGo's prior two fiscal years also is shown.

                           SUMMARY COMPENSATION TABLE

                                                                                    Long-Term
                                                                                   Compensation
                                                         Annual Compensation         Awards
                                                ----------------------------------  ----------

                                                                      Other Annual  Securities    All Other
                                        Fiscal    Salary     Bonus    Compensation  Underlying  Compensation
Name and Principal Position              Year      ($)        ($)        ($)(1)     Options(#)      ($)
---------------------------              -----  ---------  ---------  ------------  ----------  ------------

Rick Shaff                               2001   $204,760         --            --     300,000            --
  Former President and Chief             2000   $  5,769   $  4,375            --     100,000            --
  Executive Officer                      1999         --         --            --          --            --

Ken Hawk (2)                             2001   $ 67,230         --            --          --   $   150,390
  Former Chairman, President,            2000   $190,000         --            --          --            --
  Chief Executive Officer and            1999   $190,000   $ 40,000            --          --            --
  Chief Energizing Officer

Miya MacKenzie                           2001   $125,208   $  5,750            --     100,000            --
  Vice President, Marketing              2000   $105,158   $ 20,768            --      13,000            --
                                         1999   $ 77,346   $ 19,500            --          --            --

Ejaz Afzal (3)                           2001   $150,000   $ 15,000            --          --            --
  Vice President, Product Development    2000   $ 50,000   $  5,000            --      50,000            --
                                         1999         --         --            --          --            --

Rod Hosilyk (4)                          2001   $150,000         --            --          --            --
  Former Vice President, Operations      2000   $142,133   $ 29,250            --      85,000   $    33,640
                                         1999         --         --            --          --            --

Mark Rapparport (5)                      2001   $162,172   $ 46,875   $     6,250          --            --
  Former Vice President, Sales           2000   $ 50,000   $ 18,750            --      75,000            --
                                         1999         --         --            --          --            --

Tom de Jong (6)                          2001   $167,932   $ 10,000            --          --            --
  Former Vice President, Channel Sales   2000   $142,092   $ 44,811   $     7,523     105,000   $    22,685
                                         1999         --         --            --          --            --

Lonnie Ramos (7)                         2001   $ 58,958   $ 15,000            --     225,000   $    41,250
  Former Vice President, Sales           2000         --         --            --          --            --
                                         1999         --         --            --          --            --

----------------
(1) The value of perquisites or personal benefits is not included in the amounts disclosed if, in the aggregate for any named individual, they did not exceed the lesser of either $50,000 or ten percent of total salary and bonus reported for such individual in the Summary Compensation Table. Through our standard package of medical insurance, executive officers and all other iGo employees have $15,000 in coverage amount of term life insurance. Our insurance provider does not segregate amounts payable for this life insurance coverage from our aggregate premiums for medical coverage and, accordingly, we cannot attribute a specific dollar value to any premiums associated with such life insurance coverage. Stated amount represents sales commissions paid to Mr. de Jong during fiscal 2000 and Mr. Rapparport during fiscal 2001.

(2) Mr. Hawk's other compensation represents payments to him pursuant to a Consulting Agreement with us.

(3) Mr. Afzal joined iGo in August 2000 in connection with our acquisition of Xtend Micro Products, Inc.

(4) Mr. Hosilyk joined iGo in January 2000 in connection with our acquisition of Road Warrior International and terminated employment in February 2002. His other compensation in 2000 represents relocation expenses paid or reimbursed by us.

(5) Mr. Rapparport joined iGo in August 2000 in connection with our acquisition of Xtend Micro Products, Inc. and terminated employment on December 31, 2001.

(6) Mr. de Jong joined iGo in January 2000 in connection with our acquisition of Cellular Accessory Wherehouse, and terminated employment in January 2002. His other compensation of $22,685 in 2000 represents relocation expenses paid or reimbursed by us.

(7) Mr. Ramos joined iGo in March 2001 and terminated employment in July 2001. His other compensation represents severance payments.

         The following table sets forth information for the named executive officers with respect to grants of options to purchase iGo common stock made during the fiscal year ended December 31, 2001.

                                  STOCK OPTION GRANTS IN FISCAL 2001

                                         Individual Grants (1)
                            ---------------------------------------------
                                                                           Potential Realizable
                                                                             Value at Assumed
                                         % of Total                        Annual Rates of Stock
                             Number of    Options                           Price Appreciation
                            Securities   Granted to                            for 10-Year
                            Underlying   Employees   Exercise                Option Term($)(3)
                              Options    in Fiscal    Price    Expiration  ---------------------
       Grantee Name         Granted (#)   Year (2)     $/Sh.      Date         5%         10%
 -------------------------  -----------  ----------  --------  ----------  ----------  ---------
 Rick Shaff...............      50,000       5.5%      $0.55      4/9/11     $17,295    $43,828
                               250,000      27.7%      $0.75     5/18/11    $117,918   $298,827

 Ken Hawk.................          --        --          --          --          --         --

 Miya MacKenzie...........     100,000      11.1%      $0.39      9/5/11     $24,527    $62,156

 Ejaz Afzal...............          --        --          --          --          --         --

 Rod Hosilyk..............          --        --          --          --          --         --

 Mark Rapparport..........          --        --          --          --          --         --

 Tom de Jong..............          --        --          --          --          --         --

 Lonnie Ramos.............     100,000      11.1%    $0.6562        (4)         (4)        (4)
                               125,000      13.9%      $0.69        (4)         (4)        (4)

--------------
(1) Consist of stock options granted pursuant to our stock option plan. The listed options become exercisable at the rate of 25% after one year and 2.08% each month thereafter until fully exercisable after four years so long as the optionee remains an employee with, consultant to or director of iGo. The maximum term of each option granted is ten years from the date of grant. The exercise price reflected is equal to the fair market value of the stock as determined by the Board of Directors on the date of grant.

(2) Based on an aggregate of 902,000 options granted to employees of iGo during the fiscal year ended December 31, 2001.

(3) These amounts represent certain assumed rates of appreciation for a given exercise price only. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the future performance of the common stock. Potential realizable values are (i) net of exercise price before taxes, (ii) based on the assumption that our common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the ten-year option term and (iii) based on the assumption that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect our estimate of future stock price growth. As noted above, the exercise price was based upon the Board's determination of fair market value on the date of grant exclusive of any subsequent accounting adjustments made based upon deemed fair values determined in hindsight. Please note that the value actually realized will be based upon the difference between the exercise price paid for the shares and the price at which the shares are sold.

(4) Mr. Ramos' options expired following the termination of his employment, prior to the end of the options' stated terms.


         The following table sets forth information for the named executive officers with respect to exercises of options to purchase iGo common stock during the fiscal year ended December 31, 2001.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                      Number of Securities
                                                           Underlying         Value of Unexercised
                                                       Unexercised Options  In-the-Money Options at
                            Shares                     at Fiscal Year-end    Fiscal Year-end ($)(1)
                          Acquired on      Value        (#)(Exercisable/         (Exercisable/
          Name            Exercise (#)  Realized ($)     Unexercisable)          Unexercisable)
 -----------------------  ------------  ------------  --------------------  -----------------------

   Rick Shaff                    --            --       25,000 / 375,000            $0 / $0

   Ken Hawk                      --            --           -- / --                 $0 / $0

   Miya MacKenzie (2)            --            --       65,188 / 107,813       $18,533 / $8,000

   Ejaz Afzal                    --            --       16,667 / 33,333             $0 / $ 0

   Rod Hosilyk                   --            --       44,375 / 40,625             $0 / $0

   Mark Rapparport (3)           --            --       25,000 / 50,000             $0 / $0

   Tom de Jong (3)               --            --        42,500/ 62,500             $0 / $0

   Lonnie Ramos                  --            --           -- / --                 $0 / $0

--------------

(1) Represents the difference between the fair market value of the shares underlying options at December 31, 2001 and the exercise price of such options. The fair market value of iGo's common stock at the close of business on December 31, 2001 was $0.47 per share.

(2) Ms. MacKenzie's exercisable options include one option to purchase 45,000 shares that was fully exercisable at fiscal year-end but subject to certain repurchase rights held by iGo in the event that Ms. MacKenzie's relationship with us terminates. Such repurchase rights lapse over a four-year period beginning in October 1998 and as of fiscal year-end, 9,375 shares of such option remained subject to such repurchase rights. Ms. MacKenzie's other options are subject to our standard vesting arrangement.

(3) Mr. Rapparport's and Mr. DeJong's right to exercise vested options have expired.

CHANGE OF CONTROL AGREEMENTS

         We have entered into change of control agreements with our executive officers and those non-employee directors who hold stock options. In the event of a change of control (as defined in the agreements), the unvested portion of any outstanding stock options issued to our non-employee directors and to David Olson, our Acting President and Chief Executive Officer, will be accelerated and our repurchase right, if any, applicable to any common stock held by them will immediately lapse. With respect to all other executive officers, in the event that their employment with us is terminated without cause within twelve months following a change of control, one year of vesting on the unvested portion of any outstanding stock options issued to such officers (two years with respect to Rick Shaff's options) will be accelerated, and a similar proportion of our repurchase right, if any, applicable to any common stock held by them will immediately lapse.

         The change of control agreements provide that if the acceleration of vesting or lapse of any applicable repurchase option would cause the transaction resulting in the change of control not to be eligible for accounting treatment as a "pooling of interests," then any applicable vesting will not accelerate and any applicable repurchase options will not lapse.

EMPLOYMENT AGREEMENTS

         In connection with the acquisition of Xtend Micro Products in August 2000, a wholly owned subsidiary of ours entered into an Employment Agreement with Mr. Afzal. The agreement has a term of two years beginning August 29, 2000. Mr. Afzal is entitled under the agreement to a base salary of $150,000 and eligible to earn bonuses of up to $5,000 per quarter based on the achievement of certain net sales and gross margin targets for the subsidiary. Pursuant to the agreement, upon the commencement of his employment, Mr. Afzal was granted an option to purchase 50,000 shares of our common stock at an exercise price of $2.75 per share, which option becomes exercisable over a four-year period beginning August 29, 2000. The agreement provides that in the event that we terminate him without "cause" (as that term is described in the agreement), he will be entitled to receive salary continuation through the remainder of the term of the agreement, subject to his continued compliance with the terms of various agreements with iGo. The agreement also provides for a relocation bonus of $25,000 and the reimbursement of certain relocation expenses in the event that we ask Mr. Afzal to relocate to our Reno headquarters, which we have not done to date.

         In connection with the acquisition of Road Warrior International in January 2000, a wholly owned subsidiary of ours entered into an Employment Agreement with Mr. Hosilyk, which agreement was subsequently assigned to iGo directly. Mr. Hosilyk's employment with iGo terminated in February 2002. The agreement had a term of two years and expired January 11, 2002. Mr. Hosilyk was entitled under the agreement to a base salary of $150,000 and eligible to participate in our incentive bonus program up to an aggregate bonus equal to 20% of his base salary per year. Pursuant to the agreement, upon the commencement of his employment, Mr. Hosilyk was granted an option to purchase 75,000 shares of our common stock at an exercise price of $7.00 per share, which option will terminate in April 2002. The agreement also provided for the reimbursement of certain relocation expenses incurred in connection with Mr. Hosilyk's relocation to our Reno headquarters.

         In connection with the acquisition of Xtend Micro Products in August 2000, a wholly owned subsidiary of ours entered into an Employment Agreement with Mr. Rapparport. The agreement had a term of one year beginning August 29, 2000 and expired in August 2001. Mr. Rapparport was entitled under the agreement to a base salary of $150,000 and eligible to earn bonuses of up to $18,750 per quarter based on the achievement of certain net revenue and gross margin targets for the subsidiary. Pursuant to the agreement, upon the commencement of his employment, Mr. Rapparport was granted an option to purchase 75,000 shares of our common stock at an exercise price of $2.75 per share, which option terminated unexercised in early March 2002. Subsequent to Mr. Rapparport's termination of employment, we entered into a Settlement Agreement with Mr. Rapparport and XMicro Holding Company, from whom we purchased Xtend Micro Products, settling and releasing various claims regarding both the acquisition and Mr. Rapparport's employment with our subsidiary, as further discussed under
Item 13 of this Report.

         In connection with the acquisition of Cellular Accessory Wherehouse in January 2000, a wholly owned subsidiary of ours entered into an Employment Agreement with Mr. de Jong, which agreement was subsequently assigned to iGo directly. The agreement had a term of two years commencing January 4, 2000 extendable to three years upon satisfaction of certain revenue requirements by the Cellular Accessory Wherehouse business. This agreement entitled Mr. de Jong to a base salary of $138,000 (although his base salary has since been raised) and a minimum cash bonus of $5,000 per quarter during the first two years of the agreement. The agreement provided for additional cash bonuses based upon the attainment of certain gross margin targets by the Cellular Accessory Wherehouse business as well as Mr. de Jong's establishment of new original equipment manufacturer relationships. This bonus arrangement was subsequently amended to reflect gross margin targets of both the Cellular Accessory Wherehouse and the Road Warrior International businesses and to eliminate the OEM relationship component. Pursuant to the agreement, upon the commencement of his employment, Mr. de Jong was granted an option to purchase 60,000 shares of our common stock at an exercise price of $7.5625 per share. The agreement also provided for the reimbursement of certain relocation expenses incurred in connection with Mr. de Jong's relocation to our Reno headquarters. Effective March 26, 2001, Mr. de Jong resigned his position as an officer of iGo and resigned his employment with the company effective as of January 4, 2002. Pursuant to the terms of a Separation Agreement, Mr. de Jong continued to receive his base salary and health insurance coverage through January 4, 2002 and his stock options continued to vest through such date. Mr. de Jong's options terminated in early March 2002 in connection with the termination of his employment.

LIMITATION OF LIABILITY AND INDEMNIFICATION MATTERS

         Our certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for the following:

               o any breach of their duty of loyalty to the corporation or its stockholders;

               o acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;

               o unlawful payments of dividends or unlawful stock repurchases or redemptions; or

               o any transaction from which the director derived an improper personal benefit.

         This limitation of liability does not apply to liabilities arising under the federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

         Our certificate of incorporation and bylaws provide that we shall indemnify our directors and executive officers and may indemnify our other officers, employees and agents to the fullest extent permitted by law. We believe that indemnification under our bylaws covers at least negligence and gross negligence on the part of indemnified parties. Our bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the bylaws would permit indemnification.

         We have entered into agreements to indemnify our directors and executive officers, in addition to indemnification provided for in our bylaws. These agreements, among other things, provide for indemnification of our directors and executive officers for certain expenses, including attorneys' fees, judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by or in our rights, arising out of such person's services as a director or executive officer to us, any of our subsidiaries or any other company or enterprise to which the person provides services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The following is the report of the Compensation Committee of the Board of Directors with respect to the compensation paid to our executive officers during fiscal 2001. Actual compensation paid during fiscal 2001 to the named executive officers is shown in the Summary Compensation Table.

COMPENSATION PHILOSOPHY

         iGo operates in an extremely competitive and rapidly changing industry. We believe that the compensation programs for our executive officers should be designed to attract, motivate and retain talented executives responsible for the success of the company and should be determined within a competitive framework and based on the achievement of designated business objectives, individual contribution, customer satisfaction and financial performance. Within this overall philosophy, the Board's objectives are to:

               o provide a competitive total compensation package that takes into consideration the compensation practices of companies with which iGo competes for executive talent;

               o provide compensation opportunities that are linked to achievement of financial, organization, management, and/or individual performance goals; and

               o align the financial interests of executive officers with those of stockholders by providing executives with an equity stake in iGo.

         The compensation program for iGo's executive officers consists of base salary, cash bonuses and equity incentives.

BASE SALARY

         The Board of Directors approved the Compensation Committee's recommendations of fiscal 2001 salaries for the Chief Executive Officer and other executive officers of iGo. Base salaries were established by the Compensation Committee based upon competitive compensation data, an executive's job responsibilities, level of experience, individual performance and contribution to the business. In making base salary decisions, the Committee exercised its discretion and judgment based upon these factors. No specific formula was applied to determine the weight of each factor. The Committee based its recommendation of Mr. Shaff's salary on both his individual performance and the salaries paid to chief executive officers of peer companies, taking into account size of the company, the industry, the individual's experience level and the particular responsibilities of the position.

CASH BONUSES

         Quarterly incentive bonuses for executive officers are intended to reflect the Committee's belief that a significant portion of the compensation of each executive officer should be contingent upon the overall performance of the company. To carry out this philosophy, we have implemented a variable compensation bonus plan, which compensates officers in the form of quarterly cash bonuses. Certain officers are or were entitled to quarterly bonuses pursuant to the terms of their employment agreements with iGo or one of iGo's subsidiaries, which bonuses were based on the operating results of the applicable business unit. Our bonus plan is intended to motivate and reward executive officers by directly linking the amount of any cash bonus to specific company, team, individual and, in certain cases, product category-based performance objectives.

         The performance targets for each executive officer other than the Chief Executive Officer are determined the Chief Executive Officer and ratified by the Committee. The performance targets for the Chief Executive Officer are determined by the Committee. The Chief Executive Officer evaluates the performance of the other executive officers and determines their performance rating based upon the results of his evaluation, which rating and resulting bonus is then ratified by the Committee. The Committee establishes the Chief Executive Officer's performance rating and resulting bonus, which is then recommended to the full Board of Directors for approval.

EQUITY INCENTIVES

         The executive officers are provided with long-term incentive compensation through grants of options to purchase iGo's common stock. The goal of the stock option incentive program is to align the interests of executive officers with those of our stockholders and to provide each executive officer with a significant incentive to manage from the perspective of an owner with an equity stake in the business. It is our belief that stock options directly motivate an executive to maximize long-term stockholder value. The options also utilize vesting periods, generally over four years, that encourage key executives to continue in the employ of iGo. The Board considers the grant of each option subjectively, reviewing factors such as the individual performance, the anticipated future contribution toward the attainment of our long-term strategic performance goals and the number of unvested options held by each individual at the time of the new grant. Stock options are generally granted upon the commencement of an officer's employment with the company and then subsequently at such times as the Board determines that additional incentive is warranted.

         In fiscal 2001, options to purchase 300,000 shares were granted to Mr. Shaff in connection with his assumption of the President and Chief Executive Officer position and to motivate him to maximize long-term stockholder value.

SECTION 162(m)

         iGo has considered the potential future effects of Section 162(m) of the Internal Revenue Code on the compensation paid to our executive officers.
Section 162(m) disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1.0 million in any taxable year for any of the named executive officers, unless compensation is performance-based. We have adopted a policy that, where reasonably practicable, we will seek to qualify the variable compensation paid to its executive officers for an exemption from the deductibility limitations of Section 162(m).

                                          RESPECTFULLY SUBMITTED BY:

                                          DARRELL BOYLE
                                          PETER GOTCHER

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         The following table sets forth the beneficial ownership of iGo's common stock as of March 31, 2002 as to (i) each person who is known by us to beneficially own more than five percent of our common stock, (ii) each of our directors, (iii) each of the executive officers named in the Summary Compensation Table on page 38, and (iv) all directors and executive officers as a group.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission based on information currently available to us with respect to the holdings of the applicable persons. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 31, 2002 are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage of ownership of any other person. To our knowledge, except as otherwise noted, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

         The percent of beneficial ownership for each stockholder is based on 25,386,438 shares of common stock outstanding as of March 31, 2002. An "*" indicates ownership of less than 1%.

                                                         NUMBER
                                                        OF SHARES    PERCENTAGE
                                                       BENEFICIALLY   OF SHARES
      NAME AND ADDRESS                                    OWNED      OUTSTANDING
      ----------------                                 ------------  -----------
      Ken Hawk (1)...................................    4,380,006        17.3%
         4375 Meadowgate Trail
         Reno, Nevada  89509
      Mark Rapparport (2)............................    4,082,863        16.1%
         2435 East Coast Highway, Suite 5
         Corona del Mar, California 92625
      Institutional Venture Partners (3).............    3,736,150        14.7%
         3000 Sand Hill Road, Bldg. 2, Ste. 290
         Menlo Park, California 94025
      Wand/Power Express Investments I L.P. (4)......    2,180,254         8.6%
         630 Fifth Avenue, Ste. 2435
         New York, New York 10111
      John Mackall (5)...............................    1,400,140         5.5%
         1332 Anacapa Street, Ste. 200
         Santa Barbara, California 93101
      Ross Bott, Ph.D (6)............................       53,958          *
      Darrell Boyle (7)..............................      209,672          *
      Peter Gotcher (8)..............................      257,650         1.0%
      Rick Shaff (9).................................      151,000          *
      Miya MacKenzie (10) ...........................       66,542          *
      Ejaz Afzal (11) ...............................       22,917          *
      Rod Hosilyk (12)...............................      220,989          *
      Tom de Jong....................................       22,878          *
      Lonnie Ramos...................................           --          *
      All directors and executive officers
        as a group (9 persons) (13)..................    5,064,703        19.9%
--------------

(1) Includes 182,150 shares held by Mr. Hawk as Trustee of the Kenneth W. Hawk Grantor Retained Annuity Trust Dated October 4, 1999. Excludes 236,794 shares held by Charles R. Wilmoth, Trustee of the Alexandra Lauren Hawk Trust dated the 13th Day of September, 1999, over which shares Mr. Hawk exercises no voting or dispository control.

(2) Represents shares held by XMicro Holding Company of which Mr. Rapparport is the sole officer and director and principal stockholder of XMicro Holding Company.

(3) Represents 3,237,840 shares held by Institutional Venture Partners VIII, L.P., 39,312 shares held by IVM Investment Fund VIII, LLC, 12,258 shares held by IVM Investment Fund VIII-A, LLC, 27,240 shares held by IVP Founders Fund I, L.P. and 419,500 shares held by an affiliate of such entities, who disclaims beneficial ownership over all shares held by such entities other than to the extent of his ratable interest therein.

(4) Represents 1,547,000 shares held by Wand/Power Express Investments I, L.P., 123,493 shares held by Wand (Power Express, Inc.), 124,049 shares held by Bruce W. Schnitzer and 385,712 shares held by David J. Callard. Messrs. Schnitzer and Callard share voting and dispository power over the shares held by the two entities.

(5) Includes 162,640 shares held by Santa Barbara Bank & Trust as Trustee for John R. Mackall SEPP-IRA over which Mr. Mackall exercises voting and investment control.

(6) Includes 23,958 shares issuable upon exercise of options exercisable within 60 days of March 31, 2002.

(7) Represents shares held by Robert Darrell Boyle and Lauren Reeves Boyle, or their successor(s), Trustees UTA dated August 26, 1994, as amended. Includes 20,000 shares which as of March 31, 2002 remain subject to our right of repurchase, which right lapses over time.

(8) Excludes all shares held by Institutional Venture Partners entities and affiliate reported elsewhere in the table. Mr. Gotcher is a venture partner of Institutional Venture Partners and a director of our company. Mr. Gotcher exercises no voting or dispository control over the holdings of such funds. Includes 20,946 shares which as of March 31, 2002 remain subject to our right of repurchase, which right lapses over time.

(9) Includes 112,500 shares issuable upon exercise of options exercisable within 60 days of March 31, 2002.

(10) Includes 66,542 shares issuable upon exercise of options exercisable within 60 days of March 31, 2002.

(11) Includes 22,917 shares issuable upon exercise of options exercisable within 60 days of March 31, 2002.

(12) Includes 43,229 shares issuable upon exercise of options exercisable within 60 days of March 31, 2002.

(13) Includes shares described in footnotes 1, 6, 7, 8, 10 and 11. Excludes shares beneficially owned by any person not serving as a director or executive officer as of March 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         Since January 1, 2001, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $60,000, and in which any director, executive officer, holder of more than 5% of our common stock or any member of the immediate family of any of these people had or will have a direct or indirect material interest other than compensation agreements and other arrangements, which are described elsewhere in this Form 10-K and the transactions described below.

         As described above under "Item 11 - Compensation of Executive Officers
- Employment Agreements," we entered into a Separation Agreement with Tom de Jong, a former officer, in March 2001.

         On January 2, 2001, we entered into a Secured Loan Agreement with Ken Hawk, then our Chairman and Chief Executive Officer, pursuant to which we loaned him $306,100. This loan bore interest at 10.5% and would have matured on June 8, 2001. The loan was full recourse and was secured by 306,100 shares of iGo common stock held by Mr. Hawk, which represented shares with a market value of twice the loan principal amount on the date the loan was made. As described below, this loan was subsequently restructured.

         In March 2001, we entered into a Separation Agreement with Mr. Hawk pursuant to which he resigned from his employment with iGo and as its President, Chairman of the Board and Chief Executive Officer. He will continue to serve as a member of our Board of Directors. Under a Consulting Agreement, Mr. Hawk served as a consultant to iGo for a period of one year following his resignation, for which services he received an aggregate of approximately $240,500. We also agreed to restructure the indebtedness owed by Mr. Hawk to iGo. Under the terms of a Secured Note, previously existing notes payable by Mr. Hawk to iGo were consolidated into one note for an aggregate principal amount of $366,410. This note bears interest at 8.0% and matures on March 26, 2003, or upon an event of default. The note is secured by 977,000 shares of iGo common stock owned by Mr. Hawk, which represented shares with a market value of approximately twice the principal amount of the note on the date of the Security Agreement executed by Mr. Hawk in conjunction with the note.

         In August 2001, we advanced $500,000 to XMicro Holding Company (of which Mark Rapparport is the sole officer and director and principal stockholder) against anticipated payments that would be due to XMicro pursuant to the August 2000 Asset Purchase Agreement among iGo, one of our subsidiaries, XMicro and Mr. Rapparport. On March 13, 2002, we entered into a Settlement Agreement with Mr. Rapparport and XMicro under which we agreed to pay XMicro an additional $250,000 and issue XMicro 1,989,807 shares of our restricted common stock to settle the remaining payment obligations under the Asset Purchase Agreement as well as to release any claims between the parties, including as to Mr. Rapparport's employment with iGo's subsidiary (which terminated at the end of 2001), but excluding our rights to indemnification under the Asset Purchase Agreement and to enforce certain non-competition obligations of Mr. Rapparport that expire in August 2002.

         Since January 1, 2002, we have also granted stock options to certain of our executive officers and directors that have an aggregate exercise price in excess of $60,000. Certain of these option grants are described elsewhere in this report. Those that are not are as follows:

         Officer          Option Shares       Option Exercise Price/Sh.
         --------------------------------------------------------------
         David Olson         150,000                  $0.375
         Rick Blair          200,000                  $0.375

         Mr. Olson's option becomes exercisable in six equal monthly increments beginning in February 2002 through July 2002 and Mr. Blair's option becomes exercisable at the rate of 25% after one year and 2.08% each month thereafter until fully exercisable after four years so long as the optionee remains an employee with or consultant to iGo. The maximum term of each option granted is ten years from the date of grant. The vesting on each of these options will accelerate fully in the event of an acquisition of iGo if the acquirer does not agree to assume or substitute for these options.

         On January 28, 2002, we entered into an Employment Offer Letter with David Olson pursuant to which he became our acting President and Chief Executive Officer with a base salary of $25,000 per month. He also was granted a non-statutory option to purchase 150,000 shares of our common stock, as noted above.

         On January 18, 2002, we entered into an Employment Offer Letter with Rick Blair pursuant to which he became our Vice President of Sales with a base salary of $175,000 per year. Mr. Blair is eligible to receive a quarterly bonus of up to $20,000 if internal sales plans are satisfied, plus additional amounts in 5% increments for sales exceeding the internal plan up to a maximum aggregate annual bonus of $160,000. The first quarter 2002 bonus of $20,000 is guaranteed. In addition, Mr. Blair received stock options with a four year vesting schedule, as discussed above, as well as reimbursement of relocation expenses.

         We have entered into indemnification agreements with each of our directors and officers. Such indemnification agreements will require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.

         We believe that all the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. All future transactions, including any loans from our company to our officers, directors, principal stockholders or affiliates, will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested members of the Board of Directors or, if required by law, a majority of disinterested stockholders, and will be on terms no less favorable to our company than could be obtained from unaffiliated third parties.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a)      The following documents are filed as part of this Report:

         (1)      Consolidated Financial Statements and Independent Auditors'
                  Report

                  Balance Sheets at December 31, 2001 and 2000

                  Statements of Operations, Years ended December 31, 2001, 2000 and 1999

                  Statements of Stockholders' Equity (Deficit), Years ended December 31, 2001, 2000 and 1999

                  Statements of Cash Flows, Years ended December 31, 2001, 2000, and 1999

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

         (3)      Exhibits (numbered in accordance with Item 601 of Regulation
                  S-K)

               EXHIBIT
               NUMBER                        DESCRIPTION
               ------                        -----------

                2.1(1)        Agreement and Plan of Merger dated March 24, 2002
                              between the Registrant, Mobility Electronics, Inc.
                              and IGOC Acquisition, Inc.
                2.2(1)        Lock-Up and Voting Agreement dated March 24, 2002
                              between the Registrant, Mobility Electronics, Inc.
                              and certain of the Registrant's Stockholders
                3.1(2)        Amended and Restated Certificate of Incorporation
                3.2(3)        Bylaws
                4.1(4)        Specimen Common Stock Certificate
                4.2(4)        Stock Subscription Warrant dated June 14, 1996
                4.3(4)        Warrant Agreement to Purchase Shares of Preferred
                              Stock dated June 23, 1999

                4.4(4)        Second Amended and Restated Registration Rights
                              Agreement dated as of July 30, 1999, between
                              Registrant and certain of its stockholders and a
                              warrant holder
                10.1(4)       Amended and Restated 1996 Stock Option Plan
                10.2(4)(5)    1999 Employee Stock Purchase Plan
                10.3(4)(5)    Form of Indemnification Agreement
                10.4(4)(5)    Form of Change of Control Agreement (Model A)
                10.5(4)(5)    Form of Change of Control Agreement (Model B)
                10.6(4)       Master Lease Agreement dated June 23, 1999,
                              between iGo and Comdisco, Inc.
                10.7(4)       Subordinated Loan and Security Agreement dated
                              July 30, 1999, between iGo and Comdisco, Inc.
                10.8(2)       Lease Agreement dated December 16, 1999 for the
                              facilities at 9393 Gateway Drive, Reno, Nevada,
                              between iGo and Dermody Family Limited Partnership
                              I & Guila Dermody Turville
                10.9(4)(6)    NEC Computer Systems Division Authorized Reseller
                              Master Agreement Number 306552 dated June 23, 1999
                              between NEC Computer Systems Division and the
                              Registrant and addendum thereto
                10.10(4)      Ariba Supplier Link Program Memorandum of
                              Understanding dated November 3, 1998, between
                              Ariba Technologies, Inc. and iGo
                10.11(2)      IBM Business Partner Agreement Distributor Profile
                              dated November 15, 1999, between iGo and
                              International Business Machines Corporation
                10.16(2)(5)   Employment Agreement dated January 4, 2000,
                              between Tom de Jong and CAW Products, Inc.
                10.17(2)(5)   Employment Agreement dated January 11, 2000,
                              between Rod Hosilyk and AR Industries, Inc.
                10.18(6)(7)   Asset Purchase Agreement dated August 29, 2000
                              among iGo, XMP Acquisition Corp., Xtend Micro
                              Products, Inc. and the Shareholders of Xtend Micro
                              Products, Inc.
                10.19(5)(8)   Employment Offer letter dated October 11, 2000
                              between iGo and Rick Shaff
                10.20(5)(8)   Employment Offer letter dated October 11, 2000
                              between iGo and Gary Bale
                10.21(5)(8)   Employment Offer letter dated February 22, 2001
                              between iGo and Lonnie Ramos
                10.22(8)      Secured Loan Agreement dated January 2, 2001
                              between iGo and Kenneth W. Hawk
                10.23(8)      Separation Agreement dated March 26, 2001 between
                              iGo and Kenneth W. Hawk
                10.24(9)      Separation Agreement dated effective as of March
                              26, 2001 between iGo and Tom DeJong
                10.25(5)(10)  Employment Offer Letter dated June 1, 2001 between
                              iGo and Scott Shackelton
                10.26(10)     Amended and Restated Change of Control Agreement
                              dated June 26, 2001 between iGo and Richard Shaff
                10.27(5)      Employment Agreement dated August 29, 2000,
                              between Ejaz Afzal and XMP Acquisition Corp.
                10.28(5)      Employment Offer Letter dated January 18, 2002
                              between iGo and Rick Blair

                10.29(5) Employment Offer Letter dated January 28, 2002, between iGo and David Olson
                10.30 Settlement Agreement dated March 13, 2002 between iGo, Xtend Micro Products, Inc., XMicro Holding Company, Inc., and Mark Rapparport
                10.31(5) Employment Extension Letter dated March 5, 2002 between iGo and Richard Shaff
                10.32 Second Amendment to Lease Agreement dated March 22, 2002 between iGo and Dermody Family Limited Partnership I and Guila Dermody Turville
                21.1          Subsidiaries of iGo
                23.1          Consent of Deloitte & Touche LLP
                24.1          Power of Attorney (See Page F-22 of this Report)
         ----------------
         (1) Incorporated by reference to identically numbered exhibits filed with our Current Report on Form 8-K filed on March 28, 2002.

         (2) Incorporated by reference to identically numbered exhibits filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         (3) Incorporated by reference to Exhibit 3.4 filed with our Registration Statement on Form S-1, as amended (File No. 333-84723), which became effective on October 13, 1999.

         (4) Incorporated by reference to identically numbered exhibits filed with our Registration Statement on Form S-1, as amended (File No. 333-84723), which became effective on October 13, 1999.

         (5)      Management contract or compensatory plan or arrangement.

         (6) Confidential treatment has been granted or requested by order from the Securities and Exchange Commission with respect to certain portions of this Exhibit.

         (7) Incorporated by reference to Exhibit 2.1 filed with our Current Report on Form 8-K/A on November 13, 2000, amending our previously filed Current Report on Form 8-K filed on September 11, 2000.

         (8) Incorporated by reference to identically numbered exhibits filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

         (9) Incorporated by reference to identically numbered exhibits filed with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.

         (10) Incorporated by reference to identically numbered exhibits filed with our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001.

(b)      REPORTS ON FORM 8-K

            None.

                                 IGO CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----


Independent Auditors' Report................................................ F-2

Consolidated Financial Statements:

   Balance Sheets, December 31, 2001 and 2000..............................  F-3

   Statements of Operations, Years Ended December 31, 2001, 2000 and 1999..  F-4

   Statements of Stockholders' Equity (Deficit), Years Ended December 31,
      2001, 2000 and 1999..................................................  F-5

   Statements of Cash Flows, Years Ended December 31, 2001, 2000 and 1999..  F-6

   Notes to Consolidated Financial Statements..............................  F-7

   Schedule II - Valuation and Qualifying Accounts......................... F-23

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of iGo Corporation:

      We have audited the accompanying consolidated balance sheets of iGo Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of iGo Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      The accompanying consolidated financial statements for the year ended December 31, 2001 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses and negative cash flows from operations and limited financing opportunities raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


 DELOITTE & TOUCHE LLP


Reno, Nevada
April 5, 2002

                                 IGO CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000


DOLLARS IN THOUSANDS
                                                                                2001         2000
                                                                              ---------   ---------
ASSETS

Current assets:
     Cash and cash equivalents ............................................   $  5,846    $ 20,321
     Accounts receivable, net .............................................      4,212       6,875
     Note receivable, net .................................................        236          --
     Inventory, net .......................................................      2,480       8,179
     Prepaid expenses .....................................................        654         905
                                                                              ---------   ---------
          Total current assets ............................................     13,428      36,280
Property and equipment, net ...............................................      2,378       4,466
Goodwill and other assets, net ............................................      1,750      13,093
                                                                              ---------   ---------
               Total ......................................................   $ 17,556    $ 53,839
                                                                              =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .....................................................   $  1,135    $  5,117
     Accrued liabilities ..................................................      2,936       3,506
     Accrued liability related to business acquisition (Notes 15 and 17) ..        972         125
     Current portion of capital lease obligations
          and long-term debt ..............................................        137         316
     Short-term borrowings ................................................         54         280
                                                                              ---------   ---------
          Total current liabilities .......................................      5,234       9,344
Long-term portion of capital lease obligations and long-term debt .........         19         190
                                                                              ---------   ---------
          Total liabilities ...............................................      5,253       9,534
                                                                              ---------   ---------

Commitments and contingencies (Notes  8, 9, 14 and 17)

Stockholders' equity:
     Common stock, $0.001 par value; 50,000,000 shares authorized;
          23,353,085 and 23,282,842 shares issued and outstanding .........         23          23
     Additional paid-in capital ...........................................     87,630      87,921
     Deferred compensation ................................................       (126)       (604)
     Receivable from stockholder ..........................................       (388)        (47)
     Accumulated deficit ..................................................    (74,836)    (42,988)
                                                                              ---------   ---------
          Total stockholders' equity ......................................     12,303      44,305
                                                                              ---------   ---------
               Total ......................................................   $ 17,556    $ 53,839
                                                                              =========   =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 IGO CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------
DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)                      2001             2000            1999
                                                              -------------   -------------   -------------

Revenues:
     Net product revenue ..................................   $     27,954    $     39,947    $     21,043
Cost of goods sold ........................................         23,503          26,914          14,793
                                                              -------------   -------------   -------------
Gross profit ..............................................          4,451          13,033           6,250
                                                              -------------   -------------   -------------

Operating expenses:
     Sales and marketing ..................................         11,855          23,663          15,396
     Product development ..................................          2,590           4,800           1,544
     General and administrative ...........................          9,064           7,961           4,657
     Merger and acquisition costs, including amortization
       of goodwill and other purchased intangibles and
       goodwill write-down of $9,457 in 2001 ..............         12,956           2,357              --
                                                              -------------   -------------   -------------
          Total operating expenses ........................         36,465          38,781          21,597
                                                              -------------   -------------   -------------
Loss from operations ......................................        (32,014)        (25,748)        (15,347)

Other income, net .........................................            166           1,847             334
                                                              -------------   -------------   -------------
Loss before provision for income taxes ....................        (31,848)        (23,901)        (15,013)
Provision for income taxes ................................             --              --              --
                                                              -------------   -------------   -------------
Net loss ..................................................   $    (31,848)   $    (23,901)   $    (15,013)
                                                              =============   =============   =============

Net loss per share:
     Basic and diluted ....................................   $      (1.37)   $      (1.11)   $      (1.01)
                                                              =============   =============   =============

Weighted-average shares outstanding:
     Basic and diluted ....................................     23,328,165      21,554,824      14,817,915
                                                              =============   =============   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                IGO CORPORATION

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

     AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA                             ADDITIONAL  DEFERRED   RECEIVABLE
                                                        COMMON STOCK      PAID-IN      COM-        FROM      ACCUMULATED
                                                       SHARES    AMOUNT   CAPITAL    PENSATION  STOCKHOLDER    DEFICIT      TOTAL
                                                    -----------  ------  ----------  ---------  -----------  -----------  ---------
Balance, January 1, 1999 ..........................  6,590,646   $   6   $     300   $   (188)  $      (46)  $   (3,497)  $ (3,425)
Net loss ..........................................         --      --          --         --           --      (15,013)   (15,013)
Deferred compensation on stock options granted ....         --      --       2,004     (2,004)          --           --         --
Compensation expense related to stock options .....         --      --         (21)       387           --           --        366
Stock options  and warrants exercised .............    135,352      --          26         --           --           --         26
Accrued interest ..................................         --      --          --         --           (6)          --         (6)
Initial public offering, net ......................  5,750,000       6      62,549         --           --           --     62,555
Conversion of preferred stock .....................  7,643,054       8      15,209         --           --         (577)    14,640
                                                    -----------  ------  ----------  ---------  -----------  -----------  ---------
Balance, December 31, 1999 ........................ 20,119,052      20      80,067     (1,805)         (52)     (19,087)    59,143
Net loss ..........................................         --      --          --         --           --      (23,901)   (23,901)
Deferred compensation adjustment for terminations..         --      --        (942)       942           --           --         --
Compensation expense related to stock options .....         --      --          --        259           --           --        259
Stock options  and warrants exercised .............    574,626      --         329         --           --           --        329
Employee stock purchase plan ......................     12,385      --          27         --           --           --         27
Payment on stockholder note receivable ............         --      --          --         --            5           --          5
Acquisition of companies ..........................  2,576,779       3       8,440         --           --           --      8,443
                                                    -----------  ------  ----------  ---------  -----------  -----------  ---------
Balance, December 31, 2000 ........................ 23,282,842      23      87,921       (604)         (47)     (42,988)    44,305
Net loss ..........................................         --      --          --         --           --      (31,848)   (31,848)
Deferred compensation adjustment for terminations..         --      --        (312)       312           --           --         --
Compensation expense related to stock options .....         --      --          --        166           --           --        166
Stock options  and warrants exercised .............     37,656      --           5         --           --           --          5
Employee stock purchase plan ......................     32,587      --          16         --           --           --         16
Stockholder note receivable .......................         --      --          --         --         (306)          --       (306)
Accrued interest ..................................         --      --          --         --          (35)          --        (35)
                                                    -----------  ------  ----------  ---------  -----------  -----------  ---------
Balance, December 31, 2001 ........................ 23,353,085   $  23   $  87,630   $   (126)  $     (388)  $  (74,836)  $ 12,303
                                                    ===========  ======  ==========  =========  ===========  ===========  =========

                             The accompanying notes are an integral part of these
                                      consolidated financial statements.

                                                     F-5

                                           IGO CORPORATION

                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           YEARS ENDED DECEMBER 31,
                                                                      ---------------------------------
                       DOLLARS IN THOUSANDS                             2001         2000        1999
                                                                      ---------   ---------   ---------

Cash flows from operating activities:
  Net loss ........................................................   $(31,848)   $(23,901)   $(15,013)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
    Compensation expense related to stock options .................        166         259         366
    Accrued interest on stockholder note receivable ...............        (35)         --          (6)
    Provisions for bad debt and inventory .........................      4,910       1,453         593
    Loss on sale leaseback and disposal of property and equipment..        818         288         264
    Goodwill amortization and goodwill write-down
      of $9,457 in 2001 ...........................................     12,956       2,109          --
    Depreciation and amortization .................................      1,562       1,242         540
    Changes in:
      Accounts receivable .........................................      1,098      (4,519)     (2,091)
      Inventory ...................................................      2,040      (6,099)     (1,367)
      Prepaid expenses and other assets ...........................     (1,574)        217      (1,118)
      Accounts payable and accrued liabilities ....................     (2,858)     (1,035)      6,436
                                                                      ---------   ---------   ---------
        Net cash used in operating activities .....................    (12,765)    (29,986)    (11,396)
                                                                      ---------   ---------   ---------
Cash flows from investing activities:
  Acquisition of property and equipment ...........................       (400)     (2,607)     (3,208)
  Proceeds from fixed asset disposal ..............................         14          --          --
  Acquisition of companies ........................................       (500)     (4,510)         --
  Acquisition of intangibles and other assets .....................         --          --        (629)
                                                                      ---------   ---------   ---------
        Net cash used in investing activities .....................       (886)     (7,117)     (3,837)
                                                                      ---------   ---------   ---------
Cash flows from financing activities:
  Principal payments on short-term notes and capital leases .......       (540)       (301)       (132)
  Proceeds from sale leaseback ....................................         --          --         702
  Proceeds from initial public offering, net ......................         --          --      62,555
  Stockholder note receivable .....................................       (306)          5          --
  Proceeds from exercise of stock options and warrants ............         22         356          26
  Net proceeds from issuance of mandatory redeemable
     preferred stock ..............................................         --          --       5,771
  Net proceeds from issuance of debt ..............................         --          --       1,171
                                                                      ---------   ---------   ---------
        Net cash provided by (used in) financing activities .......       (824)         60      70,093
                                                                      ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents ..............    (14,475)    (37,043)     54,860
Cash and cash equivalents, beginning of year ......................     20,321      57,364       2,504
                                                                      ---------   ---------   ---------
Cash and cash equivalents, end of year ............................   $  5,846    $ 20,321    $ 57,364
                                                                      =========   =========   =========

Supplemental disclosure of cash flows information:
  Cash paid during the year for interest ..........................   $     75    $    173    $    112
                                                                      =========   =========   =========
Supplemental schedule of non-cash investing and financing activities:
  Conversion of debt to preferred stock ...........................   $     --    $     --    $    980
                                                                      =========   =========   =========
  Equipment acquired through capital leases .......................   $     --    $     10    $     46
                                                                      =========   =========   =========
  Mandatory redeemable preferred stock dividends accrued and
     mandatory conversion of preferred stock to common stock ......   $     --    $     --    $ 14,640
                                                                      =========   =========   =========
  Intangibles and other assets acquired with short-term
     borrowings ...................................................   $     36    $     --    $     --
                                                                      =========   =========   =========
  Deferred compensation on stock options issued and canceled ......   $   (312)   $   (942)   $  2,004
                                                                      =========   =========   =========
  Common stock issued in connection with acquisitions .............   $     --    $  8,443    $     --
                                                                      =========   =========   =========
  Net liabilities acquired in acquisitions ........................   $     --    $  1,404    $     --
                                                                      =========   =========   =========
  Accrued liability related to business acquisition ...............   $    847    $     --    $     --
                                                                      =========   =========   =========

                        The accompanying notes are an integral part of these
                                 consolidated financial statements.

                                                F-6

                                 IGO CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

      iGo Corporation (formerly Battery Express, Inc.) (the "Company" or "iGo") was incorporated in California in 1993 and is headquartered in Reno, Nevada. iGo designs, develops and markets accessories including batteries, adapters and chargers for mobile technology products such as notebooks, cell phones and wireless devices. iGo's products address the needs of mobile professionals as well as corporations with mobile workforces who demand solutions to keep them powered up and connected. iGo develops its own line of mobile accessories under the Xtend(R) and Road Warrior(R) brands.

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

GOODWILL AND OTHER ASSETS

      The costs of trademarks and copyrights are amortized under the straight-line method over their remaining lives ranging from one to 15 years. The goodwill acquired in the Company's three acquisitions during 2000 have been amortized under the straight-line method over their estimated useful lives, which approximate 40 to 60 months. Amortization expense charged to operations in 2001, 2000 and 1999 was $3.5 million, $2.2 million and $65,605, respectively. Additionally, in 2001, our review of recoverability of certain long-lived and intangible assets resulted in a charge of $9.5 million for the estimated impairment to our carrying value for goodwill (see Notes 7 and 16).

      Included in Other Assets is equipment held for sale, which is carried at an estimated realizable value of approximately $330,000 as of December 31, 2001.

INCOME TAXES

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and (b) operating loss and tax credit carry forwards. The Company has established a valuation allowance for its tax carryforward items due to uncertainty of their realization.

CONCENTRATIONS OF CREDIT RISK

      As of December 31, 2001 and 2000, the Company had accounts receivable from a major customer, Ingram Micro Inc., of approximately $1.4 million and $1.9 million, respectively. Sales to this customer totaled approximately $3.6 million and $5.0 million in the years 2001 and 2000, respectively. No other customer represented a significant percentage of accounts receivable or sales in the years 2001 and 2000. As of December 31, 1999, and for the year then ended, there were no customers that represented a significant percentage of sales or accounts receivable. Concentrations with respect to trade receivables are generally limited due to the Company's large number of customers and their geographic and economic dispersion. Financial instruments that potentially subject the Company to credit risks consist primarily of cash accounts on deposit with banks, which, at times, may exceed federally insured limits. The Company believes it is not exposed to any significant credit risk related to cash or accounts receivable.

REVENUE RECOGNITION AND CLASSIFICATION

      Product revenue is generally recognized when persuasive evidence of a sale arrangement exists, shipment has occurred, title has passed, sales price is fixed or determinable, and collectibility is reasonably assured. Product revenue is recorded net of any discounts and reserves for expected returns. Outbound shipping fees amounted to $1.0 million, $1.5 million, and $1.2 million in 2001, 2000, and 1999, respectively.

SHIPPING EXPENSE

      Inbound shipping expense and outbound shipping charges are included in cost of goods sold. Total freight expense for the years ended December 31, 2001, 2000 and 1999 were $1.7 million, $2.3 million and $1.5 million, respectively. The Company estimates its outbound shipping expense to be approximately 60% to 90% of the total freight expense, and its inbound shipping expense to be approximately 10% to 40%, accordingly.

ADVERTISING AND PROMOTIONAL EXPENSES

      The Company expenses advertising and promotional costs as they are incurred. Advertising and promotional expenses for the years ended December 31, 2001, 2000 and 1999 were $2.2 million, $11.7 million and $10.4 million, respectively.

RETIREMENT PLANS

      The Company provides a tax-qualified 401(k) retirement plan for the benefit of eligible employees. The plan is designed to provide employees with retirement funds on a tax-deferred basis, and allows for discretionary matching by the employer. Currently, the Company does not match employee contributions.

1999 EMPLOYEE STOCK PURCHASE PLAN

      In July 1999, the Board adopted, and in August 1999 the Company's stockholders approved, the 1999 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 132,000 shares of common stock for issuance thereunder, plus an annual increase to be added on the first day of the Company's fiscal year beginning in January 2001, equal to the lesser of (i) one hundred twenty thousand (120,000) shares (post-split), (ii) three quarters of one percent (0.75%) of the outstanding shares on such date, or (iii) such amount as may be determined by the Board. The Purchase Plan became effective on October 14, 1999, the first business day on which price quotations for the Company's common stock were available on the Nasdaq National Market. Employees are generally eligible to participate in the Purchase Plan if they are customarily employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the Purchase Plan) 5% stockholders of the Company. Under the Purchase Plan, the maximum authorized contribution may be no greater than 10% of cash compensation of eligible employees, subject to certain maximum purchase limitations. Each Offering Period has a maximum duration of two years (the "Offering Period") and consists of four six-month Purchase Periods (each, a "Purchase Period"). Offering Periods and Purchase Periods will begin on May 1 and November 1. The price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable Offering Period or on the last day of that Purchase Period. Pursuant to action by the Company's Board of Directors, the Purchase Plan will terminate at the close of the Purchase Period ending in April 2002.

STOCK-BASED COMPENSATION

      The Company accounts for its employee stock-based compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provides pro forma disclosures in the notes to the consolidated financial statements, as if the measurement provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" had been adopted.

NET LOSS PER SHARE

      Net loss per share--basic and diluted, is computed using the weighted-average number of common shares outstanding during the period. Stock options and warrants were not included in the computations because they would have been antidilutive. The number of potentially dilutive shares that were not included in weighted average shares outstanding were 1,693,470; 1,851,035 and 1,400,982 for the years ended December 31, 2001, 2000 and 1999, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's financial instruments include: accounts receivable, accounts payable and notes payable. The Company has estimated that the carrying amounts of accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. The fair value of the Company's notes approximate their carrying value. The fair value is based on management's estimate of current rates available to the Company for similar debt with the remaining maturity.

SEGMENT AND GEOGRAPHIC INFORMATION

      The Company operates in one principal business segment across domestic and international markets. International sales have been insignificant throughout the history of the Company. There were no transfers between geographic areas. Substantially all operating results and identifiable assets are in the United States. Disclosure regarding revenues from external customers for each group of similar products has not been included because it is impracticable to do so.

LONG-LIVED ASSETS

      In accordance with SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. In 2001, the Company's review of recoverability of certain long-lived and intangible assets resulted in charges of $124,000 for the estimated impairment to our carrying value for certain property and equipment and $9,457,000 of goodwill (see Notes 7 and 16).

PRODUCT DEVELOPMENT COSTS

      Product development costs consist primarily of payroll and related expenses for merchandising and website personnel, site hosting fees and web content and design expenses. Such costs are expensed as incurred.

COMPREHENSIVE INCOME

      The Company has no elements of comprehensive income other than its net loss.

USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Actual amounts could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, as amended, did not have a material impact on the Company's consolidated financial statements.

      In June 2001, the FASB issued two new standards, SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Together these statements will change the accounting for business combinations and goodwill. SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142. Amortization will still be required for identifiable intangible assets with finite lives. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company is required to adopt SFAS 142 at the beginning of its fiscal year 2002. The Company has not yet completed its analysis of the impact that SFAS 141 and SFAS 142 will have on its financial condition or results of operations.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet completed its analysis of the impact that SFAS 144 will have on its financial condition or results of operations.

RECLASSIFICATIONS

      Certain reclassifications have been made to the prior year financial statements to conform to the 2001 presentation.

2.   GOING CONCERN

      The Company has experienced negative cash flows from operations of $11.4 million, $30.0 million and $12.8 million for the years ended December 31, 1999, 2000 and 2001, respectively. Recurring losses and negative cash flows from operations and limited financing opportunities raise substantial doubt about the Company's ability to continue as a going concern. Management believes that if the Company is able to execute in accordance with its business and financial plans, the Company will have sufficient cash to fund operations. The Company anticipates that in 2002 it will be able to significantly increase its gross margins on product sales and further reduce its expenses while maintaining or growing its revenue levels. With a targeted focus on high margin core products and improved inventory control resulting in significantly reduced excess and obsolete inventory charges the Company believes that it will be able to achieve improved gross margins. Additionally, the Company has taken steps to reduce costs through several initiatives including: further downsizing the workforce and facility cost reductions resulting from a planned relocation of the Company's main facility in Reno to a smaller, less costly facility in Reno. If the Company is successful in implementing these plans, it believes that its current cash and cash from operations will be adequate to fund its cash requirements through December 31, 2002. This estimate assumes that the Company will be able to meet quarterly revenue targets in its second, third and fourth quarters in excess of those recorded in the third and fourth quarters of 2001, achieve significantly higher percentage gross margins than those achieved in each of the prior three years and reduce expenses substantially below those realized in the fourth quarter of 2001, excluding the write-down of goodwill.

      The Company may need to raise additional funds before the end of the year in the event that it fails to generate sufficient cash from operations or experiences unanticipated or excessive expenditures. The Company has no commitments and is not seeking commitments for additional financing. If the Company were to seek additional financing, there can be no assurance that it would be successful in obtaining any additional financing on terms acceptable to the Company or its stockholders. If the Company raises additional funds through the issuance of equity securities or convertible debt securities, its existing stockholders may experience significant dilution.

3.   ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following at December 31:

                        DOLLARS IN THOUSANDS                 2001         2000
                                                           --------     --------

          Trade receivables ..........................     $ 5,353      $ 7,501
          Other current receivables ..................         482          449
          Allowance for bad debt .....................      (1,623)      (1,075)
                                                           --------     --------
               Total accounts receivable, net ........     $ 4,212      $ 6,875
                                                           ========     ========

      The Company extends payment terms, generally net 30 days to 90 days, to business customers that it has evaluated for credit worthiness.

4.   NOTE RECEIVABLE

      The Company has a note receivable from a customer for a principal amount due of $493,000. The note bears interest at prime plus 2% and is payable in monthly installments of principal and interest, with a balloon payment due December 1, 2002, which is to be in the amount of all remaining principal and accrued interest to that date. Repayment of this note is secured by the customer's accounts receivable. The Company has recorded a provision for doubtful notes receivable of approximately $236,000 as of December 31, 2001. The principal amount of this note was an account receivable as of December 31, 2000 and was converted to a note receivable in 2001.

5.   INVENTORY

      Inventory consists of the following at December 31:

                        DOLLARS IN THOUSANDS                  2001        2000
                                                           ---------   ---------
          Products on hand .............................   $  4,315    $  8,964
          Inventory reserve ............................     (1,835)       (785)
                                                           ---------   ---------
               Total inventory, net ....................   $  2,480    $  8,179
                                                           =========   =========

6.   PROPERTY AND EQUIPMENT

      Property and equipment consists of the following at December 31:

                        DOLLARS IN THOUSANDS                  2001        2000
                                                           ---------   ---------
          Leasehold improvements .......................   $    416    $    363
          Furniture and equipment ......................      2,034       3,309
          Software .....................................      1,966       2,039
          Accumulated depreciation and amortization ....     (2,038)     (1,245)
                                                           ---------   ---------
               Total property and equipment, net .......   $  2,378    $  4,466
                                                           =========   =========

7.   GOODWILL AND OTHER ASSETS

      Goodwill and other assets consist of the following at December 31:

                               DOLLARS IN THOUSANDS                             2001        2000
                                                                              ---------   ---------

          Goodwill ........................................................   $ 15,706    $ 14,358
          Accumulated amortization ........................................     (5,658)     (2,109)
          Write-off of goodwill (see Note 16) .............................     (9,457)         --
                                                                              ---------   ---------
               Goodwill, net ..............................................        591      12,249
                                                                              ---------   ---------

          Assets held for sale ............................................        330          --
          Other assets ....................................................      1,158       1,089
          Accumulated amortization ........................................       (329)       (245)
                                                                              ---------   ---------
               Other assets, net ..........................................      1,159         844
                                                                              ---------   ---------
                           Total goodwill and other assets, net ...........   $  1,750    $ 13,093
                                                                              =========   =========

8.   LEASE COMMITMENTS

OPERATING LEASES

      The Company leases certain equipment under non-cancelable operating leases. Lease expense for all equipment operating leases was $105,000, $10,000, and $859 for the years ended December 31, 2001, 2000, and 1999, respectively.

      The Company leases its facility under a non-cancelable operating lease, which was entered into in December 1999 and is effective through December 2013 (see Note 17). The lease requires monthly rental payments, which do not increase over the lease term. The Company records rent expense on a straight-line basis. The Company may extend the lease term for two additional five year periods. In addition to the Company's primary facility, the Company has recorded lease expense for facilities occupied by companies acquired by the Company during the 2000. The Company recorded facility rent expense for the years ended December 31, 2001, 2000 and 1999 of $905,000, $947,000 and $138,000, respectively.

      The following is a schedule of the future minimum lease payments under the equipment and facility operating leases as of December 31, 2001:

                              DOLLARS IN THOUSANDS
          FISCAL YEAR
          -----------
          2002...................................................    $  922
          2003...................................................       879
          2004...................................................       847
          2005...................................................       842
          2006...................................................       840
          Thereafter.............................................     5,880
                                                                   ---------
                                                                   $ 10,210
                                                                   =========

CAPITAL LEASES AND SHORT-TERM BORROWINGS

      The Company conducts a portion of its operations with equipment under leases, which have been capitalized. The leases are non-cancelable and expire on various dates through 2004. The capitalized value of the equipment was approximately $667,000 and $822,000, and the related accumulated depreciation was $414,000 and $294,000 as of December 31, 2001 and 2000, respectively. Depreciation expense for fixed assets acquired under a capital lease is included in depreciation expense, which is included in general and administrative expense. The Company has short-term borrowings with an outstanding balance of $54,000 as of December 31, 2001. This obligation required interest payments only through September 2000, at which time principal and interest payments are due through maturity in August 2002 (see Note 10). The following is a schedule of the future minimum payments under capital leases and short-term borrowings as of December 31, 2001:

                              DOLLARS IN THOUSANDS
          FISCAL YEAR
          -----------
          2002.........................................................  $  205
          2003.........................................................      12
          2004.........................................................       9
                                                                         -------
                                                                            226
          Amount representing interest.................................     (16)
                                                                         -------
          Net present value of future minimum lease payments...........     210
          Current portion of capital lease obligation..................    (191)
                                                                         -------
          Non-current portion of capital lease obligations.............  $   19
                                                                         =======

9.   LEASE LINE OF CREDIT

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

      In connection with this line, the Company issued a warrant currently representing the right to purchase 16,132 shares of common stock at an exercise price of $6.82 per share. The warrant expires in October 2002.

10.  SUBORDINATED CONVERTIBLE DEBT

      On July 30, 1999, the Company entered into a $3.5 million subordinated convertible debt agreement with a leasing company, which expired January 30, 2000. Amounts borrowed under such agreement bear interest at an annual rate of 11%. Interest only was payable for the first 12 months, then principal and interest for the final 24 months. On August 6, 1999, the Company drew down $1,167,000 under this agreement.

      On September 10, 1999, the leasing company converted $980,000 of the $1,167,000 outstanding subordinated convertible debt into 124,982 shares of the Series C preferred stock. As of December 31, 2001 and 2000, the balance outstanding was $54,000 and $280,000, respectively.

11.  INCOME TAXES

      The provision for income taxes recognized for the years ended December 31 consists of the following:

                   DOLLARS IN THOUSANDS             2001       2000       1999
                                                  ---------  --------  ---------

          Tax benefit at U.S. statutory rates..   $ 10,801   $ 7,940   $  5,104
          Other items .........................         95       (94)      (137)
          Deductible IPO fees .................         --        --        128
          Increase in valuation allowance .....    (10,896)   (7,846)    (5,095)
                                                  ---------  --------  ---------
          Tax benefit .........................   $     --   $    --   $     --
                                                  =========  ========  =========

      The following summarizes the effect of deferred income tax items and the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax items composing the Company's net deferred tax asset as of December 31 are as follows:

                              DOLLARS IN THOUSANDS                     2001        2000
                                                                     ---------   ---------
          Current deferred tax asset:
             Accrued liabilities .................................   $  1,370    $    575
             Other ...............................................         --          (1)
          Current deferred tax liability:
             Prepaid expenses ....................................       (213)       (307)
          Valuation allowance ....................................     (1,157)       (267)
                                                                     ---------   ---------
          Net current deferred tax asset .........................         --          --
                                                                     ---------   ---------
          Non-current deferred tax asset:
             Net operating loss ..................................     19,063      13,539
             Difference between book and tax basis of goodwill ...      4,669          --
             Other ...............................................          3           1
          Non-current deferred tax liability:
             Difference between book and tax basis of
               fixed asset and intangibles .......................      (274)        (85)
          Valuation allowance ....................................    (23,461)    (13,455)
                                                                     ---------   ---------
          Net non-current deferred tax asset .....................         --          --
                                                                     ---------   ---------
          Net deferred tax asset .................................   $     --    $     --
                                                                     =========   =========

      Due to the uncertainty of the realization of certain tax carryforward items, a valuation allowance has been established in the aggregate amount of $24.6 million and $13.7 million, at December 31, 2001 and 2000, respectively. Realization of a significant portion of the assets offset by the valuation allowance is dependent on the Company generating sufficient taxable income prior to the expiration of the loss and credit carryforwards. As of December 31, 2001 and 2000, the Company had net operating loss carryforwards of approximately $56.1 million and $39.8 million, respectively, available to offset future taxable income, which are available through 2021. The availability of the loss and credit carryforwards may be subject to further limitation under Sections 382 and 383 of the Internal Revenue Code in the event of a significant change of ownership.

12.  EQUITY SECURITIES

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

      On October 13, 1999, the Company conducted an initial public offering of 5,750,000 shares of its common stock at a price of $12.00 per share, including 750,000 shares available for sale to the underwriters upon the exercise of their over-allotment option. All shares of Series A, B and C automatically converted into 7,643,054 shares of common stock upon the consummation of the offering.

WARRANTS

      In connection with the issuance of Series A, the Company issued warrants for the purchase of 81,000 shares of its common stock at $0.445 per share all of which, as of December 31, 2000, had been exercised and converted into common stock. In connection with an equipment lease entered into on June 28, 1999 (see
Note 9) the Company issued a warrant currently representing the right to purchase 16,132 shares. The Company has reserved 16,132, 16,132 and 56,632 shares of common stock for issuance under outstanding warrants as of December 31, 2001, 2000 and 1999, respectively.

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

      The stockholder loan called for interest to be accrued at 6% and is due upon the sale of the Company or, if no sale occurs, on June 13, 2003. The stockholder loan is secured by the stock issued under this arrangement and the Company has recourse against the stockholder. This loan was subsequently restructured as described below.

LOAN TO CHAIRMAN AND CHIEF EXECUTIVE OFFICER

      On January 2, 2001, the Company entered into a Secured Loan Agreement with Ken Hawk, then Chairman and Chief Executive Officer, pursuant to which the Company loaned him $306,100. This loan bore interest at 10.5% and would have matured on June 8, 2001. The loan was full recourse and was secured by 306,100 shares of iGo common stock held by Mr. Hawk, which represented shares with a market value of twice the loan principal amount on the date the loan was made. As described below, this loan was subsequently restructured.

RESIGNATION OF CHAIRMAN AND CHIEF EXECUTIVE OFFICER

      On March 26, 2001, Ken Hawk resigned from his employment with and as the President, Chairman of the Board and Chief Executive Officer of the Company. Mr. Hawk continues to serve as a member of the Company's Board of Directors. Under a Consulting Agreement, Mr. Hawk also serves as a consultant to the Company for a period of one year following his resignation. As consideration for his services as a consultant, Mr. Hawk will receive an aggregate of approximately $240,500 during the term of the Consulting Agreement. The Company also agreed to restructure the indebtedness owed by Mr. Hawk to the Company. Under the terms of a Secured Note, previously existing notes payable to the Company were consolidated into one note for an aggregate principal amount of $366,410. This note bears interest at 8.0% and matures on March 26, 2003, or upon an event of default. The note is secured by 977,000 shares of iGo common stock owned by Mr. Hawk, which represented shares with a market value of approximately twice the principal amount of the note on the date of the Security Agreement executed by Mr. Hawk in conjunction with the note.

13.   STOCK OPTION PLAN

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

      Incentive stock options may be granted at a price not less than the estimated fair market value of the common stock (110% of estimated fair value for options granted to stockholders of 10% or more of the voting stock) at the date of grant. Options are exercisable over periods not to exceed ten years from the date of grant (five years for stockholders owning 10% or more of common stock). Non-qualified options may be granted at a price not less than 85% of the estimated fair market value of the common stock at the date of grant and are exercisable over periods not to exceed ten years. Options granted prior to the Company's initial public offering can be exercised at any time following grant. The Company has the right to repurchase at the option exercise price shares that have not vested. Options granted subsequent to the Company's initial public offering can be exercised only to the extent vested. Options granted to date generally vest over a four-year term, with 25% of the options vesting after the first year and the remaining options vesting on a monthly basis thereafter.

      Stock option activity under the plan is as follows:

                                                   NUMBER       WEIGHTED-AVERAGE
                                                 OF OPTIONS      EXERCISE PRICE
                                                 ----------      --------------
          Balance, January 1, 1999............     634,878          $ 0.12
               Granted........................     840,324            1.87
               Exercised......................     (94,852)           0.10
               Forfeited......................     (36,000)           0.83
                                                -----------         -------
          Balance, December 31, 1999..........   1,344,350            1.19
               Granted........................   1,844,050            4.61
               Exercised......................    (534,126)           0.55
               Forfeited......................    (819,371)           4.20
                                                -----------         -------
          Balance, December 31, 2000..........   1,834,903            3.93
               Granted........................     922,000            0.63
               Exercised......................     (37,656)           0.15
               Forfeited......................  (1,041,909)           3.22
                                                -----------         -------
          Balance, December 31, 2001..........   1,677,338          $ 2.62
                                                ===========         =======

      As of December 31, 1999, there were 39,967 options exercisable at a weighted average exercise price of $0.10 per share; as of December 31, 2000, there were 245,989 options exercisable at a weighted average exercise price of $4.53 per share; and as of December 31, 2001, there were 450,805 options exercisable at a weighted average exercise price of $4.06 per share.

        The following table summarizes information about stock options outstanding at December 31, 2001:
                                      F-17

                                   STOCK OPTIONS OUTSTANDING    STOCK OPTIONS EXERCISABLE
                                   -----------------------      -------------------------
                                     WEIGHTED-       WEIGHTED-                 WEIGHTED-
                                      AVERAGE         AVERAGE      NUMBER       AVERAGE
         EXERCISE      OPTIONS       REMAINING       EXERCISE    OF OPTIONS    EXERCISE
          PRICE      OUTSTANDING  CONTRACTUAL LIFE     PRICE     EXERCISABLE    PRICE
        ----------   -----------  ----------------   ---------   -----------   ---------
        $    8.94        5,500       8.3 years       $   8.94         3,294    $   8.94
             7.56      181,250       8.1 years           7.56        93,814        7.56
             7.00      125,000       8.1 years           7.00        62,500        7.00
             5.49        3,000       7.8 years           5.49         1,875        5.49
             3.96       13,400       7.6 years           3.96         8,181        3.96
             3.69      235,000       8.5 years           3.69        97,282        3.69
             3.13      132,000       8.8 years           3.13        43,669        3.13
             2.75       50,000       8.8 years           2.75        16,667        2.75
             1.03      169,000       9.0 years           1.03        47,897        1.03
        0.55-0.77      566,000       9.4 years           0.69        18,063        0.60
        0.04-0.26      197,188       8.7 years           0.23        57,563        0.16
                     -----------                                 -----------
                     1,677,338                                      450,805
                     ===========                                 ===========

      The Company applies the provisions of APB No. 25 and related interpretations in accounting for its stock options. For the years ended 2001, 2000 and 1999, had the Company recorded stock-based compensation cost consistent with the provisions of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts included in the table below. The below paragraph discloses the weighted-average assumptions used in estimating the fair value of stock options using the Black-Scholes option valuation model and the weighted-average fair value of the stock options granted. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Additionally, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based compensation has characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock-based compensation.

      The weighted average fair value of options granted during 2001, 2000 and 1999 was estimated at $0.56, $4.61 and $4.48 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the grants: risk-free interest rates of 5.0%, 5.8% and 5.9% in 2001, 2000 and 1999, respectively; dividend yield of 0%; expected lives of four years; expected lives of two years for employee stock purchases and volatility of 154.5%, 146%, 133.5% in 2001, 2000 and 1999, respectively.

        DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS              2001        2000        1999
        ----------------------------------------------           ----------  ----------  ----------
        Net loss - as reported.................................. $ (31,848)  $ (23,901)  $ (15,013)
        Net loss - pro forma....................................   (33,327)    (25,464)    (15,236)

        Basic and diluted loss per share - as reported.......... $   (1.37)  $   (1.11)  $   (1.01)
        Basic and diluted loss per share - pro forma............     (1.43)      (1.21)      (1.03)

      The Company recorded deferred compensation during 2001, 2000 and 1999 aggregating $0, $0 and $2,004,745, respectively, related to stock options. Compensation expense for 2001, 2000 and 1999 totaled $165,654, $258,895 and $365,571, respectively. The remaining balance of deferred compensation at December 31, 2001 will be recognized as expense over the remaining vesting periods of the options as follows:

          2002.....................................................   $  99,770
          2003.....................................................      26,570
                                                                      ----------
                                                                      $ 126,340
                                                                      ==========

      Deferred compensation was computed as the difference between the deemed fair value of the common stock and the option exercise price at the date of grant of the options. Deemed fair value was derived from prices paid by independent investors in the Series A, Series B and Series C financings.

14.  LEGAL PROCEEDINGS

      From time to time the Company is involved in litigation incidental to the conduct of its business. The Company is not currently a party to any lawsuit or arbitration proceeding the outcome of which the Company believes will have a material adverse effect on its financial position, results of operations or liquidity.

      The Securities and Exchange Commission has entered a formal order of private investigation concerning the events underlying the Company's revisions of its fiscal 2000 operating results based on adjustments to fourth quarter 2000 revenue, which results were announced and revised in certain press releases issued in January and March of 2001. The Company has been cooperating fully with the Staff of the Commission in its investigation and to date the Staff has made no determinations that the Company is aware of with respect to this investigation.

15.  ACQUISITIONS

      On January 4, 2000, the Company acquired CAW Products, Inc., d.b.a. Cellular Accessory Warehouse, for $353,458 comprised of $100,000 in cash and $253,458 in common stock (29,167 shares of common stock valued at $8.69 per share, the approximate market price of such shares during the few days leading up to and following the announcement of the transaction). Additionally, on January 11, 2000, the Company acquired AR Industries Inc., d.b.a. Road Warrior International, for $2,704,167 comprised of $750,000 in cash and $1,954,167 in common stock (279,167 shares of common stock valued at $7.00 per share, the approximate market price of such shares during the few days leading up to and following the announcement of the transaction). Road Warrior is a designer and distributor of notebook computer connectivity and power products, as well as model-specific notebook computer hard drive upgrades. Cellular Accessory Warehouse is a distributor of model-specific cellular accessories.

      Additionally, on August 29, 2000, the Company acquired substantially all the assets of Xtend Micro Products, Inc., for $2,500,000 in cash and 2,268,451 shares of iGo Common Stock. Of such shares, 1,896,574 shares were subject to an earn-out provision based on the post-closing operating performance of the Xtend business unit. These earn-out provisions were met. Xtend also had the opportunity to earn up to an additional $2,500,000 in a combination of iGo Common Stock and/or cash (at iGo's election) for exceptional post-closing operating performance. In August 2001, we advanced $500,000 to XMicro Holding Company against anticipated payments that would be due to XMicro pursuant to the August 2000 Asset Purchase Agreement (see Note 17).

      Each acquisition was recorded using the purchase method of accounting under Accounting Principles Board ("APB") Opinion No. 16 "Business Combinations." Results of operations for each acquired company have been included in the financial results of the Company from the respective acquisition date forward. In accordance with APB Opinion No. 16, all identifiable assets were assigned a portion of the cost of the acquired companies (purchase price) on the basis of their respective fair values. Identifiable intangible assets and goodwill are included in "Goodwill and other assets, net" on the accompanying consolidated balance sheets and are amortized over their estimated useful lives, which approximates 40 months for both Cellular Accessory Warehouse and Road Warrior International, and 60 months for Xtend Micro Products. Intangible assets were identified and valued by considering the Company's intended use of acquired assets and analysis of data concerning products, technologies, markets, historical financial performance, and underlying assumptions of future performance. The economic and competitive environment in which the Company and the acquired companies operate was also considered in the valuation analysis. The Company periodically evaluates its intangible assets for impairment (see
Note 16).

      The pro forma condensed consolidated financial information for the year ended December 31, 1999, determined as if all acquisitions had occurred on January 1 of that period, would have resulted in net sales of $37.4 million, net loss of $16.1 million, and basic and diluted loss per share of $1.09. Due to the timing of the acquisitions on January 4, 2000 and January 11, 2000 for Cellular Accessory Warehouse and Road Warrior International, respectively, no significant activity took place prior to the acquisitions and therefore pro forma results are not presented. The pro forma condensed consolidated financial information for the year ended December 31, 2000, determined as if the Xtend acquisition had occurred on January 1 of that period, would have resulted in net sales of $47.2 million, net loss of $22.8 million, and basic and diluted loss per share of $1.06. This unaudited pro forma information is presented for illustrative purposes only, and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had iGo Corporation and the acquired companies been combined during the specified period.

16.  IMPAIRMENT OF ASSETS

BUSINESS ACQUISITIONS.

      As discussed in Note 15, the Company made three business acquisitions during fiscal year 2000: CAW Products, Inc., AR Industries Inc., and Xtend Micro Products, Inc. The Company allocated the acquisition cost for each of these entities to identifiable assets and goodwill. The amounts allocated to goodwill have subsequently been amortized on the basis of their estimated useful lives ranging from 40 to 60 months. During the fourth quarter of 2001, in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of," the Company estimated the future cash flows of the businesses based on reasonable assumptions and projections containing management's best estimates taking into account actual losses realized in the third and fourth quarters of 2001 and similar forecasted operating results of the acquired businesses in 2002 based on the impact of the events of September 11, 2001 on the travel industry and the overall effect on the economy, resulting in reduced purchases by the Company's distributors and customers. The Company used undiscounted cash flows to determine if the goodwill was impaired. Because the amount of the undiscounted cash flows was less than the carrying value of the goodwill, the Company recognized a write-down with respect to each acquired business computed based upon discounted cash flows. The resulting write-downs of unamortized goodwill related to the acquisitions of CAW Products, Inc., AR Industries Inc., and Xtend Micro Products, Inc. were approximately $250,000, $1.4 million and $7.8 million, respectively.

LONG-LIVED ASSETS.

      During the fourth quarter of 2001, the Company determined that due to our staffing reductions, certain assets had become idle and therefore their carrying value was impaired. As a result of this determination, the Company recorded a write-down for these assets in the amount of approximately $124,000.

17.  SUBSEQUENT EVENTS

DEFINITIVE MERGER AGREEMENT WITH MOBILITY ELECTRONICS, INC.

      On March 24, 2002, the Company entered into a definitive agreement to be acquired by Mobility Electronics, Inc. of Phoenix, Arizona. Under the agreement, the Company's stockholders would receive an aggregate of $5,100,000 in cash and 2,600,000 shares of Mobility Electronics common stock (valued at $3,562,000 based on the approximate market price per share during the few days leading up to and following the announcement of the transaction of $1.37) at the transaction closing and up to an additional $1,000,000 in cash and 500,000 additional Mobility Electronics shares (similarly valued at $685,000) one year following the transaction closing subject to certain conditions. The closing of the transaction is subject to certain material conditions, including the transaction's approval by the Company's stockholders and the effectiveness of a registration statement to be filed with the Securities and Exchange Commission, and there can be no assurance that all of the conditions will be satisfied.

SETTLEMENT AGREEMENT WITH XMICRO HOLDING COMPANY, INC. AND FORMER OFFICER

      On March 13, 2002, iGo, Xtend Micro Products, Inc., XMicro Holding Company, Inc., and Mark Rapparport entered into a settlement agreement resolving certain matters related to the employment of Mr. Rapparport with one of our subsidiaries and the finalization of an earn-out in relation to our acquisition of Xtend Micro Products, Inc. In August 2001, iGo advanced $500,000 to XMicro Holding Company against the anticipated earn-out obligation (see Note 15). In March 2002, iGo paid an additional $250,000 and issued 1,989,807 shares of its common stock to XMicro Holding Company as final settlement and satisfaction of these matters. At the deemed price per share of $0.363, the aggregate value of the cash and stock provided in March 2002 as part of this settlement is $972,300. This settlement was recorded as additional purchase price in connection with the acquisition of Xtend Micro Products and was included in the Company's write-down of goodwill in 2001 (see Notes 7 and 16).

SECOND AMENDMENT TO LEASE AGREEMENT

      On March 22, 2002, iGo entered into a Second Amendment with Dermody Family Limited Partnership I and Gulia Dermody Turville, the landlord under the lease for the premises located at 9393 Gateway Drive, Reno, Nevada. The primary purpose of the Second Amendment is to provide that iGo may terminate the lease at any time in its sole discretion by giving the landlord at least sixty (60) days' advance written notice of such termination. The Second Amendment also provides that the landlord may terminate the lease at any time in its sole discretion by giving iGo at least ninety (90) days' advance written notice of such termination. In connection with the Second Amendment iGo agreed to allow the landlord to forever retain the security deposit of $140,000 described in the lease and paid the landlord $360,000. This total sum of $500,000, which is included in accrued liabilities as of December 31, 2001, is characterized in the Second Amendment as a lease restructuring fee and as such is nonrefundable. There are certain representations, warranties, releases and covenants by and among the parties in the Second Amendment, as well as a condition imposed upon iGo that it cannot terminate the lease if at the time of delivering notice to the landlord there is an uncured monetary default.

POTENTIAL NASDAQ DELISTING

      In February 2002, the Company received notice from Nasdaq that it is not in compliance with Nasdaq Marketplace Rule 4450(a)(5), which requires the Company's common stock to have a minimum $1.00 bid price per share. Under the Marketplace Rules, the Company has until May 15, 2002, to regain compliance by achieving a closing bid price for its shares of $1.00 or more for a minimum of ten consecutive trading days. The Company has also been notified that it is not in compliance with Marketplace Rule 4450(a)(2), which requires that the minimum market value of the Company's publicly held shares (shares held by non-affiliates of iGo) be at least $5,000,000, and that it has until June 17, 2002 to regain compliance by raising the market value of publicly held shares to $5,000,000 or more for ten consecutive trading days. Failure to regain compliance with either of these standards would result in the Company's common stock being delisted from the Nasdaq National Market. The Company could appeal a delisting decision and/or transfer its securities to the Nasdaq SmallCap Market. There can be no assurance that any such appeal would be successful or that the Company could maintain compliance with the continued listing requirements of the Nasdaq SmallCap Market for any substantial period of time. The Company's stock would continue to trade on the over-the-counter bulletin board following any delisting from either Nasdaq Market.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Reno, Nevada on this 12th day of April 2002.

                                IGO CORPORATION


                                By:              /s/ David Olson
                                    --------------------------------------------
                                                   David Olson
                                    Acting President and Chief Executive Officer



                                POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Olson and Peter Gotcher, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

           SIGNATURE                             TITLE                             DATE
           ---------                             -----                             ----

       /s/ David Olson        Acting President and Chief Executive Officer    April 12, 2002
  -------------------------   (Principal Executive Officer)
         (David Olson)

     /s/ Scott Shackelton     Chief Financial Officer and Secretary           April 12, 2002
  -------------------------   (Principal Financial and Accounting Officer)
      (Scott Shackelton)

        /s/ Ross Bott         Director                                        April 12, 2002
  -------------------------
          (Ross Bott)

      /s/ Darrell Boyle       Director                                        April 12, 2002
  -------------------------
        (Darrell Boyle)

      /s/ Peter Gotcher       Director                                        April 12, 2002
  -------------------------
        (Peter Gotcher)

         /s/ Ken Hawk         Director                                        April 12, 2002
  -------------------------
          (Ken Hawk)

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

DOLLARS IN THOUSANDS                                    ADDITIONAL
                               BALANCE AT               PROVISIONS                BALANCE AT
                               BEGINNING                OBTAINED IN    ACCOUNTS    END OF
                               OF PERIOD   PROVISIONS  ACQUISITIONS  WRITTEN OFF   PERIOD
                               ==========  ==========  ============  ===========  =========
ALLOWANCE FOR DOUBTFUL
ACCOUNTS RECEIVABLE:
    Year ended 12/31/01        $   1,075   $   1,015   $         0   $      467   $  1,623
                               ==========  ==========  ============  ===========  =========
    Year ended 12/31/00        $     565   $     663   $       511   $      664   $  1,075
                               ==========  ==========  ============  ===========  =========
    Year ended 12/31/99        $     170   $     719   $        --   $      324   $    565
                               ==========  ==========  ============  ===========  =========

ALLOWANCE FOR DOUBTFUL NOTES
RECEIVABLE:
    Year ended 12/31/01        $      --   $     236   $        --   $       --   $    236
                               ==========  ==========  ============  ===========  =========
    Year ended 12/31/00        $      --   $      --   $        --   $       --   $     --
                               ==========  ==========  ============  ===========  =========
    Year ended 12/31/99        $      --   $      --   $        --   $       --   $     --
                               ==========  ==========  ============  ===========  =========

ALLOWANCE FOR SALES RETURNS:
    Year ended 12/31/01        $     440   $     180   $        --   $      386   $    234
                               ==========  ==========  ============  ===========  =========
    Year ended 12/31/00        $     147   $     360   $        --   $       67   $    440
                               ==========  ==========  ============  ===========  =========
    Year ended 12/31/99        $     237   $      (3)  $        --   $       87   $    147
                               ==========  ==========  ============  ===========  =========

INVENTORY RESERVE:
    Year ended 12/31/01        $     785   $   3,659   $         0   $    2,609   $  1,835
                               ==========  ==========  ============  ===========  =========
    Year ended 12/31/00        $     307   $     790   $       300   $      612   $    785
                               ==========  ==========  ============  ===========  =========
    Year ended 12/31/99        $     109   $     356   $        --   $      158   $    307
                               ==========  ==========  ============  ===========  =========