Form 10-K/A
period 2001-12-31
IGO CORP
filed 2002-05-07
CIK 1073773

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                Form 10-K/A No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 2001, or
                                           -----------------

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

================================================================================

                                EXPLANATORY NOTE

         We are amending Item 3 of Part I and Items 6, 7 and 8 of Part II of this report as a result of the restatement of our 2001 consolidated financial statements, as well as the disclosure regarding our selected interim financial information for the second, third and fourth quarters of fiscal 2001. The information in Part II, Item 7b under the heading "Factors That May Affect Future Results" has been updated to reflect the risks applicable as of the date of this amendment. The other items or sections of this report not affected by the restatement have been excluded. The effects of the restatement are incorporated into our 2001 consolidated financial statements and are reflected in management's discussion and analysis of our operating results in this report. See Note 17 to the consolidated financial statements included herein.

                                 IGO CORPORATION

                                FORM 10-K/A NO. 1

                      FOR THE YEAR ENDED DECEMBER 31, 2001


                                      INDEX

                                     PART I
                                                                            PAGE
                                                                            ----
Item 3.    Legal Proceedings.................................................. 4


                                     PART II

Item 6.    Selected Consolidated Financial Data............................... 5
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................. 6
Item 7a.   Quantitative and Qualitative Factors About Market Risk ............16
Item 7b.   Factors that May Affect Future Results.............................16
Item 8.    Financial Statements and Supplementary Data........................27


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K....27

Signatures .................................................................F-23

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

         The Securities and Exchange Commission has entered a formal order of private investigation concerning the events underlying our revisions of our fiscal 2000 operating results based on adjustments to fourth quarter 2000 revenue, which results were announced and revised in certain press releases issued in January and March of 2001. In connection with its investigation, the Commission will also be reviewing the restatement of our financial statements set forth in our 2001 Annual Report on Form 10-K and this amendment thereto, and certain related accounting, sales and organizational matters. We have been cooperating fully with the Staff of the Commission in its investigation and to date the Staff has made no determinations that we are aware of with respect to this investigation.

                                     PART II

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

                                                                      YEARS ENDED DECEMBER 31,
                                                                      ------------------------
                                                   2001           2000         1999          1998          1997
                                                 ---------     ---------     ---------     ---------     ---------
                                               (as restated*)
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
     Net product revenue ...................     $ 28,886      $ 39,947      $ 21,043      $ 12,318      $  7,422
     Development revenue ...................           --            --            --           502           665
                                                 ---------     ---------     ---------     ---------     ---------
          Total net revenues ...............       28,886        39,947        21,043        12,820         8,087
Cost of goods sold .........................       24,435        26,914        14,793         8,602         5,320
                                                 ---------     ---------     ---------     ---------     ---------
Gross profit ...............................        4,451        13,033         6,250         4,218         2,767
Operating expenses:
     Sales and marketing ...................       11,855        23,663        15,396         3,883         2,485
     Product development ...................        2,590         4,800         1,544           511           113
     General and administrative ............        9,064         7,961         4,657         1,666         1,076
     Merger and acquisition costs, including
     amortization of goodwill and other
     purchased intangibles .................       12,956         2,357            --            --            --
                                                 ---------     ---------     ---------     ---------     ---------
          Total operating expenses .........       36,465        38,781        21,597         6,060         3,674
                                                 ---------     ---------     ---------     ---------     ---------
Loss from operations .......................      (32,014)      (25,748)      (15,347)       (1,842)         (907)
Other income (expense), net ................          166         1,847           334           (44)           21
                                                 ---------     ---------     ---------     ---------     ---------
Net loss ...................................      (31,848)      (23,901)      (15,013)       (1,886)         (886)
Preferred stock dividends ..................           --            --            --          (247)         (140)
                                                 ---------     ---------     ---------     ---------     ---------
Net loss attributable to common stockholders     $(31,848)     $(23,901)     $(15,013)     $ (2,133)     $ (1,026)
                                                 =========     =========     =========     =========     =========
Net loss per share--basic and diluted ......     $  (1.37)     $  (1.11)     $  (1.01)     $  (0.36)     $  (0.19)
                                                 =========     =========     =========     =========     =========
Weighted-average shares outstanding ........       23,328        21,555        14,818         5,998         5,544
                                                 =========     =========     =========     =========     =========

* See Note 17 to the Company's 2001 consolidated financial statements included herein for a discussion of such restatement.

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

                                                                                   DECEMBER 31,
                                                                                   ------------
                                                               2001        2000        1999        1998       1997
                                                               -----       -----       -----       -----      ----
                                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..............................     $  5,846    $ 20,321    $ 57,364    $ 2,504    $    --
Working capital........................................        8,194      26,936      55,776      3,447        157
Total assets...........................................       17,556      53,839      67,667      5,536      2,384
Long-term portion of capital lease obligations and long
   term debt...........................................           19         190         788         23         20
Mandatory redeemable preferred stock...................           --          --          --      7,890      1,680
Total stockholders' equity (deficit)...................       12,303      44,305      59,143     (3,425)    (1,314)


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

YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

         RESTATEMENT OF PREVIOUSLY REPORTED AMOUNTS

         Our consolidated financial statements for the year ended December 31, 2001 have been restated from those previously reported to increase both net product revenue and cost of goods sold by $932,000 as a result of corrections to accounting entries duplicating the elimination of certain intercompany transactions during the period. Because net product revenue and cost of goods sold were understated by equal amounts, their restatement results in no change our previously reported gross profit dollars, net loss or balance sheet information for such periods.

         The significant effects of this restatement are disclosed in Note 17 to the accompanying consolidated financial statements and are incorporated in management's discussion and analysis.

         NET PRODUCT REVENUE. Net product revenue consists of product sales to customers and outbound shipping charges, net of any discounts and reserves for expected returns. Net product revenue increased from $21.0 million in 1999 to $39.9 million in 2000 primarily as a result of our purchases of Xtend Micro Products, Road Warrior International and Cellular Accessory Warehouse, expanded marketing efforts and strategic relationship initiatives, repeat purchases from pre-existing buyers and increased success in selling to enterprises, or business to business. Net product revenue decreased from $39.9 million in 2000 to $28.9 million in 2001. The decrease in net revenues in the current year is primarily attributable to a general contraction in purchasing by our corporate customers during the second, third and fourth quarters. Additionally, revenue levels have declined in part due to the reduction in products offered as we have focused on offering core accessory products which are expected to generate higher gross margins. Among other factors, the continuation of current general economic conditions and the resulting purchasing practices of our customers in 2002 may prevent us from meeting or exceeding 2001 revenue levels.

         COST OF GOODS SOLD AND GROSS MARGIN. Cost of goods sold consists primarily of the cost of products sold to customers, costs associated with excess and discontinued inventory, inbound shipping expense and outbound shipping charges. Cost of goods sold increased from $14.8 million in 1999 to $26.9 million in 2000, and decreased to $24.4 million in 2001. Gross margin represents the percentage derived by dividing gross profit by net product revenue. The increase in gross margin from 30% in 1999 to 33% in 2000 was primarily the result of a shift in the overall sales mix away from lower margin gift and gadget items towards higher margin, model-specific accessories, particularly our proprietary line of power and connectivity accessories, combined with better freight management. The decrease in gross margin from 33% in 2000 to 15% in 2001 was primarily due to increases of approximately $3.3 million to inventory reserves specific to discontinued and excess inventory resulting from our continued efforts to focus on targeted core products, as well as unanticipated changes in customer demand for certain products. Also contributing to the lower 2001 gross margin were inventory shrinkage and sales of closeout inventory. We anticipate that our gross margin will increase in 2002 from the 2001 level as a result of our shift to sales of core accessory products with a higher profit margin, as well as the adverse impact of significant additional inventory reserves on 2001 gross margin.

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

QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth unaudited quarterly statements of operations data for each of the eight quarters in the period ended December 31, 2001. In the opinion of management, this unaudited information has been prepared on the same basis as the annual financial statements, and includes all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of our results of operations for those periods. This information should be read in conjunction with the financial statements and related notes appearing elsewhere in this filing. In addition, certain of the information reflected in the following table varies from amounts previously reported for the third quarters of 2001 and 2000, the second quarter of 2001 and the fourth quarters of 2001 and 2000, and the differences between those previously reported amounts and the restated amounts are discussed below under "--Reconciliation of Previously Reported Amounts." The results of operations for any quarter are not necessarily indicative of the results of operations for any future period.

                                                                THREE-MONTH PERIODS ENDED
                                                                -------------------------
                                    DEC. 31,    SEPT. 30,  JUNE 30,  MAR. 31,    DEC. 31,   SEPT. 30,  JUNE 30,  MAR. 31,
                                      2001         2001     2001       2001        2000       2000      2000       2000
                                      ----         ----     -----      -----       ----       ----      -----      ----
                                       (as         (as        (as                  (as         (as
                                    restated)   restated)  restated)            restated)   restated)
                                                                  (DOLLARS IN THOUSANDS)
Revenues:
   Net product revenue...........   $  6,190     $ 5,313   $ 7,747    $ 9,636    $ 12,646   $ 10,473   $ 9,224    $ 7,604
                                    ---------    --------  --------   --------   ---------  ---------  --------   --------
Cost of goods sold...............      5,473       4,496     6,730      7,736       8,222      7,200     6,267      5,225
                                    ---------    --------  --------   --------   ---------  ---------  --------   --------
Gross profit                             717         817     1,017      1,900       4,424      3,273     2,957      2,379
Operating expenses:
   Sales and marketing...........      2,132       2,690     3,138      3,895       5,667      5,466     5,595      6,934
   Product development...........        435         432       880        843         999        881     1,291      1,629
   General and administrative....      2,670       2,109     2,026      2,259       1,997      1,995     2,000      1,970
   Merger and acquisition costs..     10,372         878       853        853         827        527       404        599
                                    ---------    --------  --------   --------   ---------  ---------  --------   --------
     Total operating expenses....     15,609       6,109     6,897      7,850       9,490      8,869     9,290     11,132
                                    ---------    --------  --------   --------   ---------  ---------  --------   --------
Loss from operations.............    (14,892)     (5,292)   (5,880)    (5,950)     (5,066)    (5,596)   (6,333)    (8,753)
Other income (expense), net......       (133)         58     (103)        344         465        492       344        546
                                    ---------    --------  --------   --------   ---------  ---------  --------   --------
     Net loss....................   $(15,025)    $(5,234)  $(5,983)   $(5,606)   $ (4,601)  $ (5,104)  $(5,989)   $(8,207)
                                    =========    ========  ========   ========   =========  =========  ========   ========
Net loss per share:
    Basic and diluted............   $  (0.64)    $ (0.22)  $ (0.26)   $ (0.24)   $  (0.20)  $  (0.24)  $ (0.29)   $ (0.40)
                                    =========    ========  ========   ========   =========  =========  ========   ========

         Cost of goods sold was adversely impacted in the 2001 quarters by additional inventory write-downs related to the transition of our product strategy toward higher margin accessory products, as well as write-downs for excess or obsolete product inventory. These additional write-downs amounted to approximately $1.0 million, $1.0 million, $500,000 and $800,000 in the first, second, third and fourth quarters of 2001, respectively. In addition, we recorded a write-down of goodwill of approximately $9.5 million during the fourth quarter of 2001, which is included in merger and acquisition costs.

         RECONCILIATION OF PREVIOUSLY REPORTED AMOUNTS

         Our interim financial information for the quarter ended December 31, 2001 has been restated from that previously reported in our 2001 Annual Report on Form 10-K to increase both net product revenue and cost of goods sold by $436,000 as a result of corrections to accounting entries duplicating the elimination of certain intercompany transactions during the period, and to record the following expenses, previously reported in the fourth quarter, in the quarter ended June 30, 2001: (1) cost of goods sold of $62,000 for inventory pricing and tracking errors, (2) sales and marketing expense of $26,000 relating to the provision for bad debts and (3) other expense, net of $144,000 for a write-off of the net book value of website hardware and software resulting from the implementation of our enhanced website. As a result of these adjustments, the Company's net loss for the second quarter was increased by approximately $232,000 and was reduced by approximately $232,000 for the fourth quarter from the previously reported amounts.

         Our interim financial information for the quarter ended September 30, 2001 has been restated from that previously reported on our Form 10-Q filed for such period to (1) reduce net product revenue and cost of goods sold by $259,000 and $140,000, respectively, for a transaction subsequently determined to be a consignment arrangement, (2) recognize cost of goods sold of $573,000 for inventory pricing and tracking errors, (3) record additional sales and marketing expense of $431,000 for an increase in the provision for bad debts of $359,000 and certain severance expenses of $72,000 not previously reported for the quarter, and (4) record additional product development expense of $34,000 for certain severance expenses not previously reported for the quarter. This information has been further restated from that previously reported in our 2001 Form 10-K to increase both net revenues and cost of goods sold by $152,000 as a result of corrections to accounting entries duplicating the elimination of certain intercompany transactions during the period. As a result of these adjustments, our net loss for the third quarter increased by approximately $1.2 million from the previously reported amount on our Form 10-Q filed for such period. The foregoing adjustments are incorporated into our 2001 consolidated statements of operations and reflected in management's discussion and analysis of our 2001 operating results in this report.

         Our interim financial information for the quarter ended June 30, 2001 has been restated from that previously reported on our Form 10-Q filed for such period (as well as our 2001 Form 10-K) to (1) increase both second quarter net product revenue and cost of goods sold by $344,000 as a result of corrections to accounting entries duplicating the elimination of certain intercompany transactions during the period, (2) recognize additional second quarter cost of goods sold of $62,000 for inventory pricing and tracking errors, (3) record additional second quarter sales and marketing expense of $26,000 for an increase in the provision for bad debts and (4) record $144,000 of other expense for a write-off of the net book value of website hardware and software resulting from the implementation of our enhanced website. As a result of these adjustments, the Company's net loss for the second quarter was increased by approximately $232,000 from the previously reported amount. The foregoing adjustments are incorporated into our 2001 consolidated statements of operations and reflected in management's discussion and analysis of our 2001 operating results in this report. The transactions noted in (2), (3) and (4), which had been recognized in the fourth quarter of 2001, were previously identified during the Company's 2001 audit, but were deemed not material and therefore did not warrant restatement of the second quarter. Since the second quarter is being restated for the matter noted in (1), the Company determined that these transactions would also be corrected as part of the restatement.

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

         A summary of the cumulative effects of these restatements on the operating results first reported for the applicable period is as follows:

                                                                THREE-MONTH PERIODS ENDED
                                            DEC. 31, 2001             SEPT. 30, 2001               JUNE 30, 2001
                                      -----------------------      ----------------------      ----------------------
                                      AS PREVIOUSLY     AS         AS PREVIOUSLY     AS        AS PREVIOUSLY    AS
                                        REPORTED     RESTATED        REPORTED     RESTATED       REPORTED    RESTATED
                                        --------     --------        --------     --------       --------    --------
                                                                  (DOLLARS IN THOUSANDS)
Revenues:
     Net product revenue .........     $  5,754      $  6,190      $  5,420      $  5,313      $  7,403      $  7,747
                                       ---------     ---------     ---------     ---------     ---------     ---------
Cost of goods sold ...............        5,099         5,473         3,911         4,496         6,324         6,730
                                       ---------     ---------     ---------     ---------     ---------     ---------
Gross profit .....................          655           717         1,509           817         1,079         1,017
Operating expenses:
     Sales and marketing .........        2,158         2,132         2,259         2,690         3,112         3,138
     Product development .........          435           435           398           432           880           880
     General and administrative ..        2,670         2,670         2,109         2,109         2,026         2,026
     Merger and acquisition costs        10,372        10,372           879           878           853           853
                                       ---------     ---------     ---------     ---------     ---------     ---------
          Total operating expenses       15,635        15,609         5,645         6,109         6,871         6,897
                                       ---------     ---------     ---------     ---------     ---------     ---------
Loss from operations .............      (14,980)      (14,892)       (4,136)       (5,292)       (5,792)       (5,880)
Other income, net ................         (277)         (133)           58            58            41          (103)
                                       ---------     ---------     ---------     ---------     ---------     ---------
          Net loss ...............     $(15,257)     $(15,025)     $ (4,078)     $ (5,234)     $ (5,751)     $ (5,983)
                                       =========     =========     =========     =========     =========     =========
Net loss per share:
      Basic and diluted ..........     $  (0.65)     $  (0.64)     $  (0.17)     $  (0.22)     $  (0.25)     $  (0.26)
                                       =========     =========     =========     =========     =========     =========


                                                  THREE-MONTH PERIODS ENDED
                                             DEC. 31, 2000             SEPT. 30, 2000
                                       -----------------------    -----------------------
                                       AS PREVIOUSLY    AS        AS PREVIOUSLY     AS
                                         REPORTED    RESTATED       REPORTED     RESTATED
                                         --------    --------       --------     --------
                                                      (DOLLARS IN THOUSANDS)
Revenues:
     Net product revenue .........     $ 11,957      $ 12,646      $ 11,162      $ 10,473
                                       ---------     ---------     ---------     ---------
Cost of goods sold ...............        8,011         8,222         7,411         7,200
                                       ---------     ---------     ---------     ---------
Gross profit .....................        3,946         4,424         3,751         3,273
Operating expenses:
     Sales and marketing .........        5,646         5,667         5,487         5,466
     Product development .........          999           999           881           881
     General and administrative ..        1,997         1,997         1,995         1,995
     Merger and acquisition costs           827           827           527           527
                                       ---------     ---------     ---------     ---------
          Total operating expenses        9,469         9,490         8,890         8,869
                                       ---------     ---------     ---------     ---------
Loss from operations .............       (5,523)       (5,066)       (5,139)       (5,596)
Other income, net ................          465           465           492           492
                                       ---------     ---------     ---------     ---------
          Net loss ...............     $ (5,058)     $ (4,601)     $ (4,647)     $ (5,104)
                                       =========     =========     =========     =========
Net loss per share:
      Basic and diluted ..........     $  (0.22)     $  (0.20)     $  (0.21)     $  (0.24)
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

ITEM 7B.  FACTORS THAT MAY AFFECT FUTURE RESULTS
          --------------------------------------

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

ALTHOUGH WE ARE AWARE OF NO DETERMINATIONS, CONCERNS REGARDING THE SEC INVESTIGATION COULD HARM OUR BUSINESS.

         The Securities and Exchange Commission has issued a formal order of private investigation concerning the events underlying our revisions of our fiscal 2000 operating results based on adjustments to fourth quarter 2000 revenue, which results were announced and revised in certain press releases issued in January and March of 2001. In connection with its investigation, the Commission will also be reviewing the restatement of our financial statements set forth in our 2001 Annual Report on Form 10-K and this amendment thereto, and certain related accounting, sales and organizational matters. Although the Staff of the Commission has made no determinations that we are aware of with respect to this investigation, the investigation itself could raise concerns about iGo in the eyes of customers and investors and, as a result, could harm our business and our stock price.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          ------------------------------------------------------
          FORM 8-K
          --------

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

10.2(4)(5)  1999 Employee Stock Purchase Plan
10.3(4)(5)  Form of Indemnification Agreement
10.4(4)(5)  Form of Change of Control Agreement (Model A)
10.5(4)(5)  Form of Change of Control Agreement (Model B)
10.6(4)     Master Lease Agreement dated June 23, 1999, between iGo and
            Comdisco, Inc.
10.7(4)     Subordinated Loan and Security Agreement dated July 30, 1999, between iGo and Comdisco, Inc.
10.8(2)     Lease Agreement dated December 16, 1999 for the facilities at 9393
            Gateway Drive, Reno, Nevada, between iGo and Dermody Family Limited
            Partnership I & Guila Dermody Turville
10.9(4)(6)  NEC Computer Systems Division Authorized Reseller Master Agreement
            Number 306552 dated June 23, 1999 between NEC Computer Systems
            Division and the Registrant and addendum thereto
10.10(4)    Ariba Supplier Link Program Memorandum of Understanding dated
            November 3, 1998, between Ariba Technologies, Inc. and iGo
10.11(2)    IBM Business Partner Agreement Distributor Profile dated November
            15, 1999, between iGo and International Business Machines
            Corporation
10.16(2)(5) Employment Agreement dated January 4, 2000, between Tom de Jong and
            CAW Products, Inc.
10.17(2)(5) Employment Agreement dated January 11, 2000, between Rod Hosilyk and
            AR Industries, Inc.
10.18(6)(7) Asset Purchase Agreement dated August 29, 2000 among iGo, XMP
            Acquisition Corp., Xtend Micro Products, Inc. and the Shareholders
            of Xtend Micro Products, Inc.
10.19(5)(8) Employment Offer letter dated October 11, 2000 between iGo and Rick
            Shaff
10.20(5)(8) Employment Offer letter dated October 11, 2000 between iGo and Gary
            Bale
10.21(5)(8) Employment Offer letter dated February 22, 2001 between iGo and
            Lonnie Ramos
10.22(8)    Secured Loan Agreement dated January 2, 2001 between iGo and Kenneth
            W. Hawk
10.23(8)    Separation Agreement dated March 26, 2001 between iGo and Kenneth W.
            Hawk
10.24(9)    Separation Agreement dated effective as of March 26, 2001 between
            iGo and Tom DeJong
10.25(5)(10) Employment Offer Letter dated June 1, 2001 between iGo and Scott
            Shackelton A
10.26(10)   Amended and Restated Change of Control Agreement dated June 26, 2001 between iGo and Richard Shaff
10.27(5)    (11) Employment Agreement dated August 29, 2000, between Ejaz Afzal and XMP Acquisition Corp.
10.28(5)    (11) Employment Offer Letter dated January 18, 2002 between iGo and
            Rick Blair
10.29(5)    Employment Offer Letter dated January 28, 2002, between iGo and
            David Olson
10.30(11)   Settlement Agreement dated March 13, 2002 between iGo, Xtend Micro
            Products, Inc., XMicro Holding Company, Inc., and Mark Rapparport

10.31(5)    Employment Extension Letter dated March 5, 2002 between iGo and
            Richard Shaff
10.32(11)   Second Amendment to Lease Agreement dated March 22, 2002 between iGo and Dermody Family Limited Partnership I and Guila Dermody Turville
21.1(11)    Subsidiaries of iGo
23.1        Consent of Deloitte & Touche LLP
24.1(11)    Power of Attorney

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

            (11) Incorporated by reference to identically numbered exhibits filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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


Independent Auditors' Report................................................ F-2

Consolidated Financial Statements:

    Balance Sheets, December 31, 2001 and 2000.............................. F-3

    Statements of Operations, Years Ended December 31, 2001, 2000 and 1999.. F-4

    Statements of Stockholders' Equity (Deficit), Years Ended December 31,
      2001, 2000 and 1999................................................... F-5

    Statements of Cash Flows, Years Ended December 31, 2001, 2000 and 1999.. F-6

    Notes to Consolidated Financial Statements.............................. F-7

    Schedule II - Valuation and Qualifying Accounts.........................F-24

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

      As discussed in Note 17, the accompanying consolidated financial statements have been restated.


 DELOITTE & TOUCHE LLP


Reno, Nevada
April 5, 2002 (Except as to Note 17, which the date is May 3, 2002)


                                           IGO CORPORATION

                                     CONSOLIDATED BALANCE SHEETS

                                     DECEMBER 31, 2001 AND 2000

DOLLARS IN THOUSANDS
                                                                               2001          2000
                                                                             ---------     ---------
ASSETS

Current assets:
     Cash and cash equivalents .........................................     $  5,846      $ 20,321
     Accounts receivable, net ..........................................        4,212         6,875
     Note receivable, net ..............................................          236            --
     Inventory, net ....................................................        2,480         8,179
     Prepaid expenses ..................................................          654           905
                                                                             ---------     ---------
          Total current assets .........................................       13,428        36,280
Property and equipment, net ............................................        2,378         4,466
Goodwill and other assets, net .........................................        1,750        13,093
                                                                             ---------     ---------
               Total ...................................................     $ 17,556      $ 53,839
                                                                             =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..................................................     $  1,135      $  5,117
     Accrued liabilities ...............................................        2,936         3,506
     Accrued liability related to business acquisition (Notes 15 and 18)          972           125
     Current portion of capital lease obligations
          and long-term debt ...........................................          137           316
     Short-term borrowings .............................................           54           280
                                                                             ---------     ---------
          Total current liabilities ....................................        5,234         9,344
Long-term portion of capital lease obligations
    and long-term debt .................................................           19           190
                                                                             ---------     ---------
          Total liabilities ............................................        5,253         9,534
                                                                             ---------     ---------

Commitments and contingencies (Notes  8, 9, 14 and 18)

Stockholders' equity:
     Common stock, $0.001 par value; 50,000,000
          shares authorized;  23,353,085 and
              23,282,842 shares issued and outstanding .................           23            23
     Additional paid-in capital ........................................       87,630        87,921
     Deferred compensation .............................................         (126)         (604)
     Receivable from stockholder .......................................         (388)          (47)
     Accumulated deficit ...............................................      (74,836)      (42,988)
                                                                             ---------     ---------
          Total stockholders' equity ...................................       12,303        44,305
                                                                             ---------     ---------
               Total ...................................................     $ 17,556      $ 53,839
                                                                             =========     =========

           The accompanying notes are an integral part of these consolidated financial statements.


                                           IGO CORPORATION

                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            YEARS ENDED DECEMBER 31,
                                                                            ------------------------
DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)                       2001              2000               1999
                                                                   ----              ----               ----
                                                              (AS RESTATED,
                                                              SEE NOTE 17)
Revenues:
         Net product revenue ............................     $     28,886      $     39,947      $     21,043
Cost of goods sold ......................................           24,435            26,914            14,793
                                                              -------------     -------------     -------------
Gross profit ............................................            4,451            13,033             6,250
                                                              -------------     -------------     -------------
Operating expenses:
     Sales and marketing ................................           11,855            23,663            15,396
     Product development ................................            2,590             4,800             1,544
     General and administrative .........................            9,064             7,961             4,657
     Merger and acquisition costs, including amortization
       of goodwill and other purchased intangibles and
      goodwill write-down of $9,457 in 2001 .............           12,956             2,357                --
                                                              -------------     -------------     -------------
          Total operating expenses ......................           36,465            38,781            21,597
                                                              -------------     -------------     -------------
Loss from operations ....................................          (32,014)          (25,748)          (15,347)

Other income, net .......................................              166             1,847               334
                                                              -------------     -------------     -------------
Loss before provision for income
   taxes ................................................          (31,848)          (23,901)          (15,013)
Provision for income taxes ..............................               --                --                --
                                                              -------------     -------------     -------------
Net loss ................................................     $    (31,848)     $    (23,901)     $    (15,013)
                                                              =============     =============     =============

Net loss per share:
     Basic and diluted ..................................     $      (1.37)     $      (1.11)     $      (1.01)
                                                              =============     =============     =============

Weighted-average shares outstanding:
     Basic and diluted ..................................       23,328,165        21,554,824        14,817,915
                                                              =============     =============     =============


           The accompanying notes are an integral part of these consolidated financial statements.


                                                IGO CORPORATION

                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                ADDITIONAL
       AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA             COMMON STOCK           PAID-IN       DEFERRED
                                                        SHARES       AMOUNT       CAPITAL     COMPENSATION
                                                        ------       ------       -------     ------------
Balance, January 1, 1999 ........................     6,590,646    $        6    $      300     $     (188)
Net loss ........................................            --            --            --             --
Deferred compensation on stock options granted ..            --            --         2,004         (2,004)
Compensation expense related to stock options ...            --            --           (21)           387
Stock options  and warrants exercised ...........       135,352            --            26             --
Accrued interest ................................            --            --            --             --
Initial public offering, net ....................     5,750,000             6        62,549             --
Conversion of preferred stock ...................     7,643,054             8        15,209             --
                                                     -----------   -----------   -----------    -----------
Balance, December 31, 1999 ......................    20,119,052            20        80,067         (1,805)
Net loss ........................................            --            --            --             --
Deferred compensation adjustment for terminations            --            --          (942)           942
Compensation expense related to stock options ...            --            --            --            259
Stock options  and warrants exercised ...........       574,626            --           329             --
Employee stock purchase plan ....................        12,385            --            27             --
Payment on stockholder note receivable ..........            --            --            --             --
Acquisition of companies ........................     2,576,779             3         8,440             --
                                                     -----------   -----------   -----------    -----------
Balance, December 31, 2000 ......................    23,282,842            23        87,921           (604)
Net loss ........................................            --            --            --             --
Deferred compensation adjustment for terminations            --            --          (312)           312
Compensation expense related to stock options ...            --            --            --            166
Stock options  and warrants exercised ...........        37,656            --             5             --
Employee stock purchase plan ....................        32,587            --            16             --
Stockholder note receivable .....................            --            --            --             --
Accrued interest ................................            --            --            --             --
                                                     -----------   -----------   -----------    -----------
Balance, December 31, 2001 ......................    23,353,085    $       23    $   87,630     $     (126)
                                                     ===========   ===========   ===========    ===========

                                                                     (continued)

                                                     RECEIVABLE
                                                        FROM         ACCUMULATED
                                                     STOCKHOLDER      DEFICIT         TOTAL
                                                     -----------      -------         -----
Balance, January 1, 1999 ........................    $      (46)    $   (3,497)    $   (3,425)
Net loss ........................................            --        (15,013)       (15,013)
Deferred compensation on stock options granted ..            --             --             --
Compensation expense related to stock options ...            --             --            366
Stock options  and warrants exercised ...........            --             --             26
Accrued interest ................................            (6)            --             (6)
Initial public offering, net ....................            --             --         62,555
Conversion of preferred stock ...................            --           (577)        14,640
                                                     -----------    -----------    -----------
Balance, December 31, 1999 ......................           (52)       (19,087)        59,143
Net loss ........................................            --        (23,901)       (23,901)
Deferred compensation adjustment for terminations            --             --             --
Compensation expense related to stock options ...            --             --            259
Stock options  and warrants exercised ...........            --             --            329
Employee stock purchase plan ....................            --             --             27
Payment on stockholder note receivable ..........             5             --              5
Acquisition of companies ........................            --             --          8,443
                                                     -----------    -----------    -----------
Balance, December 31, 2000 ......................           (47)       (42,988)        44,305
Net loss ........................................            --        (31,848)       (31,848)
Deferred compensation adjustment for terminations            --             --             --
Compensation expense related to stock options ...            --             --            166
Stock options  and warrants exercised ...........            --             --              5
Employee stock purchase plan ....................            --             --             16
Stockholder note receivable .....................          (306)            --           (306)
Accrued interest ................................           (35)            --            (35)
                                                     -----------    -----------    -----------
Balance, December 31, 2001 ......................    $     (388)    $  (74,836)    $   12,303
                                                     ===========    ===========    ===========

           The accompanying notes are an integral part of these consolidated financial statements.

                                                IGO CORPORATION

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             YEARS ENDED DECEMBER 31,
                                                                             ------------------------
                       DOLLARS IN THOUSANDS                                2001         2000        1999
                                                                           ----         ----        ----
Cash flows from operating activities:
  Net loss ..........................................................    $(31,848)    $(23,901)    $(15,013)
    Adjustments to reconcile net loss to net cash used in operating activities:
    Compensation expense related to stock options ...................         166          259          366
    Accrued interest on stockholder note receivable .................         (35)          --           (6)
    Provisions for bad debt and inventory ...........................       4,910        1,453          593
    Loss on sale leaseback and disposal of property and equipment ...         818          288          264
    Goodwill amortization and goodwill write-down of $9,457 in 2001 .      12,956        2,109           --
    Depreciation and amortization ...................................       1,562        1,242          540
    Changes in:
      Accounts receivable ...........................................       1,098       (4,519)      (2,091)
      Inventory .....................................................       2,040       (6,099)      (1,367)
      Prepaid expenses and other assets .............................      (1,574)         217       (1,118)
      Accounts payable and accrued liabilities ......................      (2,858)      (1,035)       6,436
                                                                         ---------    ---------    ---------
        Net cash used in operating activities .......................     (12,765)     (29,986)     (11,396)
                                                                         ---------    ---------    ---------
Cash flows from investing activities:
  Acquisition of property and equipment .............................        (400)      (2,607)      (3,208)
  Proceeds from fixed asset disposal ................................          14           --           --
  Acquisition of companies ..........................................        (500)      (4,510)          --
  Acquisition of intangibles and other assets .......................          --           --         (629)
                                                                         ---------    ---------    ---------
        Net cash used in investing activities .......................        (886)      (7,117)      (3,837)
                                                                         ---------    ---------    ---------
Cash flows from financing activities:
  Principal payments on short-term notes and capital leases .........        (540)        (301)        (132)
  Proceeds from sale leaseback ......................................          --           --          702
  Proceeds from initial public offering, net ........................          --           --       62,555
  Stockholder note receivable .......................................        (306)           5           --
  Proceeds from exercise of stock options and warrants ..............          22          356           26
  Net proceeds from issuance of mandatory redeemable preferred
     stock ..........................................................          --           --        5,771
  Net proceeds from issuance of debt ................................          --           --        1,171
                                                                         ---------    ---------    ---------
        Net cash provided by (used in) financing activities .........        (824)          60       70,093
                                                                         ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents ................     (14,475)     (37,043)      54,860
Cash and cash equivalents, beginning of year ........................      20,321       57,364        2,504
                                                                         ---------    ---------    ---------
Cash and cash equivalents, end of year ..............................    $  5,846     $ 20,321     $ 57,364
                                                                         =========    =========    =========

Supplemental disclosure of cash flows information:
  Cash paid during the year for interest ............................    $     75     $    173     $    112
                                                                         =========    =========    =========
Supplemental schedule of non-cash investing and financing activities:
   Conversion of debt to preferred stock ............................    $     --     $     --     $    980
                                                                         =========    =========    =========
  Equipment acquired through capital leases .........................    $     --     $     10     $     46
                                                                         =========    =========    =========
   Mandatory redeemable preferred stock dividends accrued and
     mandatory conversion of preferred stock to common stock ........    $     --     $     --     $ 14,640
                                                                         =========    =========    =========
  Intangibles and other assets acquired with short-term borrowings ..    $     36     $     --     $     --
                                                                         =========    =========    =========
  Deferred compensation on stock options issued and canceled ........    $   (312)    $   (942)    $  2,004
                                                                         =========    =========    =========
  Common stock issued in connection with acquisitions ...............    $     --     $  8,443     $     --
                                                                         =========    =========    =========
  Net liabilities acquired in acquisitions ..........................    $     --     $  1,404     $     --
                                                                         =========    =========    =========
  Accrued liability related to business acquisition .................    $    847     $     --     $     --
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

3.   ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following at December 31:

                               DOLLARS IN THOUSANDS           2001         2000
                                                              -----        ----

          Trade receivables.............................   $ 5,353      $ 7,501
          Other current receivables.....................       482          449
          Allowance for bad debt........................    (1,623)      (1,075)
                                                           --------     --------
               Total accounts receivable, net...........   $ 4,212      $ 6,875
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

5.   INVENTORY

      Inventory consists of the following at December 31:

                                DOLLARS IN THOUSANDS           2001        2000
                                                               ----        ----
          Products on hand...............................   $ 4,315     $ 8,964
          Inventory reserve..............................    (1,835)       (785)
                                                            --------    --------
               Total inventory, net......................   $ 2,480     $ 8,179
                                                            ========    ========

6.   PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:

                               DOLLARS IN THOUSANDS           2001         2000
                                                              ----         ----
          Leasehold improvements.......................    $   416      $   363
          Furniture and equipment......................      2,034        3,309
          Software.....................................      1,966        2,039
          Accumulated depreciation and amortization....     (2,038)      (1,245)
                                                           --------     --------
               Total property and equipment, net.......    $ 2,378      $ 4,466
                                                           ========     ========

7.   GOODWILL AND OTHER ASSETS

         Goodwill and other assets consist of the following at December 31:

                               DOLLARS IN THOUSANDS                    2001           2000
                                                                       ----           ----

          Goodwill...............................................  $ 15,706       $ 14,358
          Accumulated amortization...............................    (5,658)        (2,109)
          Write-off of goodwill (see Note 16)....................    (9,457)            --
                                                                   ---------      ---------
               Goodwill, net.....................................       591         12,249
                                                                   ---------      ---------

          Assets held for sale...................................       330             --
          Other assets...........................................     1,158          1,089
          Accumulated amortization...............................      (329)          (245)
                                                                   ---------      ---------
               Other assets, net.................................     1,159            844
                                                                   ---------      ---------
                           Total goodwill and other assets, net    $  1,750       $ 13,093
                                                                   =========      =========

8.   LEASE COMMITMENTS

OPERATING LEASES

      The Company leases certain equipment under non-cancelable operating leases. Lease expense for all equipment operating leases was $105,000, $10,000, and $859 for the years ended December 31, 2001, 2000, and 1999, respectively.

      The Company leases its facility under a non-cancelable operating lease, which was entered into in December 1999 and is effective through December 2013 (see Note 18). The lease requires monthly rental payments, which do not increase over the lease term. The Company records rent expense on a straight-line basis. The Company may extend the lease term for two additional five year periods. In addition to the Company's primary facility, the Company has recorded lease expense for facilities occupied by companies acquired by the Company during the 2000. The Company recorded facility rent expense for the years ended December 31, 2001, 2000 and 1999 of $905,000, $947,000 and $138,000, respectively.

      The following is a schedule of the future minimum lease payments under the equipment and facility operating leases as of December 31, 2001:

                                DOLLARS IN THOUSANDS
          FISCAL YEAR
          -----------
          2002........................................................   $  922
          2003........................................................      879
          2004........................................................      847
          2005........................................................      842
          2006........................................................      840
          Thereafter..................................................    5,880
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

                                      DOLLARS IN THOUSANDS
          FISCAL YEAR
          2002.....................................................     $ 205
          2003.....................................................        12
          2004.....................................................         9
                                                                        ------
                                                                          226
          Amount representing interest.............................       (16)
                                                                        ------
          Net present value of future minimum lease payments.......       210
          Current portion of capital lease obligation..............      (191)
                                                                        ------
          Non-current portion of capital lease obligations.........     $  19
                                                                        ======

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

11.      INCOME TAXES

      The provision for income taxes recognized for the years ended December 31 consists of the following:


                          DOLLARS IN THOUSANDS                2001          2000          1999
                                                              ----          ----          ----

          Tax benefit at U.S. statutory rates..........    $ 10,801      $  7,940      $  5,104
          Other items..................................          95           (94)         (137)
                  Deductible IPO fees..................          --            --           128
          Increase in valuation allowance..............     (10,896)       (7,846)       (5,095)
                                                           ---------     ---------     ---------
          Tax benefit..................................    $     --      $     --      $     --
                                                           =========     =========     =========

      The following summarizes the effect of deferred income tax items and the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax items composing the Company's net deferred tax asset as of December 31 are as follows:


                                DOLLARS IN THOUSANDS                         2001           2000
                                                                             ----           ----
Current deferred tax asset:
   Accrued liabilities ................................................    $  1,370     $    575
   Other ..............................................................          --           (1)
Current deferred tax liability:
   Prepaid expenses ...................................................        (213)        (307)
Valuation allowance ...................................................      (1,157)        (267)
                                                                           ---------    ---------
Net current deferred tax asset ........................................          --           --
                                                                           ---------    ---------
Non-current deferred tax asset:
   Net operating loss .................................................      19,063       13,539
   Difference between book and tax basis of goodwill ..................       4,669           --
   Other ..............................................................           3            1
Non-current deferred tax liability:
   Difference between book and tax basis of fixed asset and intangibles        (274)         (85)
Valuation allowance ...................................................     (23,461)     (13,455)
                                                                           ---------    ---------
Net non-current deferred tax asset ....................................          --           --
                                                                           ---------    ---------
Net deferred tax asset ................................................    $     --     $     --
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

      Stock option activity under the plan is as follows:

                                                    NUMBER      WEIGHTED-AVERAGE
                                                  OF OPTIONS     EXERCISE PRICE
                                                  ----------     --------------
          Balance, January 1, 1999............       634,878            $0.12
               Granted........................       840,324             1.87
               Exercised......................       (94,852)            0.10
               Forfeited......................       (36,000)            0.83
                                                ------------             ----
          Balance, December 31, 1999..........     1,344,350             1.19
               Granted........................     1,844,050             4.61
               Exercised......................      (534,126)            0.55
               Forfeited......................      (819,371)            4.20
                                                ------------             ----
          Balance, December 31, 2000..........     1,834,903             3.93
               Granted........................       922,000             0.63
               Exercised......................       (37,656)            0.15
               Forfeited......................    (1,041,909)            3.22
                                                 -----------             ----
          Balance, December 31, 2001..........     1,677,338            $2.62
                                                ============            =====

      As of December 31, 1999, there were 39,967 options exercisable at a weighted average exercise price of $0.10 per share; as of December 31, 2000, there were 245,989 options exercisable at a weighted average exercise price of $4.53 per share; and as of December 31, 2001, there were 450,805 options exercisable at a weighted average exercise price of $4.06 per share.

        The following table summarizes information about stock options outstanding at December 31, 2001:

                                            STOCK OPTIONS OUTSTANDING             STOCK OPTIONS EXERCISABLE
                                            -------------------------             -------------------------
                                        WEIGHTED-AVERAGE      WEIGHTED-          NUMBER            WEIGHTED-
      EXERCISE            OPTIONS           REMAINING          AVERAGE         OF OPTIONS           AVERAGE
       PRICE            OUTSTANDING     CONTRACTUAL LIFE   EXERCISE PRICE     EXERCISABLE        EXERCISE PRICE
       -----            -----------     ----------------   --------------     -----------        --------------
        $   8.94              5,500          8.3 years         $   8.94              3,294            $   8.94
            7.56            181,250          8.1 years             7.56             93,814                7.56
            7.00            125,000          8.1 years             7.00             62,500                7.00
            5.49              3,000          7.8 years             5.49              1,875                5.49
            3.96             13,400          7.6 years             3.96              8,181                3.96
            3.69            235,000          8.5 years             3.69             97,282                3.69
            3.13            132,000          8.8 years             3.13             43,669                3.13
            2.75             50,000          8.8 years             2.75             16,667                2.75
            1.03            169,000          9.0 years             1.03             47,897                1.03
       0.55-0.77            566,000          9.4 years             0.69             18,063                0.60
       0.04-0.26            197,188          8.7 years             0.23             57,563                0.16
                          ---------                                                -------
                          1,677,338                                                450,805
                          =========                                                =======

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


        DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                2001       2000      1999
        ----------------------------------------------                ----       ----      ----
        Net loss - as reported.....................................  $(31,848) $(23,901) $(15,013)
        Net loss - pro forma.......................................   (33,327)  (25,464)  (15,236)

        Basic and diluted loss per share - as reported.............  $  (1.37) $  (1.11) $  (1.01)
        Basic and diluted loss per share - pro forma...............     (1.43)    (1.21)    (1.03)

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

          2002................................................. $ 99,770
          2003.................................................   26,570
                                                                ---------
                                                                $126,340
                                                                =========

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

      The Securities and Exchange Commission has entered a formal order of private investigation concerning the events underlying the Company's revisions of its fiscal 2000 operating results based on adjustments to fourth quarter 2000 revenue, which results were announced and revised in certain press releases issued in January and March of 2001. In connection with its investigation, the Commission will also be reviewing the restatement of the Company's financial statements set forth in the Company's 2001 Annual Report on Form 10-K, as amended, and certain related accounting, sales and organizational matters. The Company has been cooperating fully with the Staff of the Commission in its investigation and to date the Staff has made no determinations that the Company is aware of with respect to this investigation.

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

      Additionally, on August 29, 2000, the Company acquired substantially all the assets of Xtend Micro Products, Inc., for $2,500,000 in cash and 2,268,451 shares of iGo Common Stock. Of such shares, 1,896,574 shares were subject to an earn-out provision based on the post-closing operating performance of the Xtend business unit. These earn-out provisions were met. Xtend also had the opportunity to earn up to an additional $2,500,000 in a combination of iGo Common Stock and/or cash (at iGo's election) for exceptional post-closing operating performance. In August 2001, we advanced $500,000 to XMicro Holding Company against anticipated payments that would be due to XMicro pursuant to the August 2000 Asset Purchase Agreement (see Note 18).

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

17.  RESTATEMENT

      Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2001, management of the Company determined that accounting entries duplicating the elimination of certain intercompany transactions during the period had been made. As a result, the consolidated financial statements for the year ended December 31, 2001 have been restated from those previously reported on the Company's Form 10-K to increase both net product revenue and cost of goods sold by $932,000. A summary of the significant effects of the restatement on the accompanying consolidated statement of operations is as follows (items that have not been changed were not affected by the restatement):


EFFECTS ON THE CONSOLIDATED STATEMENT OF OPERATIONS:

                                                               2001
                                                               ----
                                                     AS PREVIOUSLY       AS
                                                       REPORTED       RESTATED
                                                       --------       --------
                                                       (DOLLARS IN THOUSANDS)
Revenues:
     Net product revenue .....................        $ 27,954         $ 28,886
                                                      ---------        ---------
Cost of goods sold ...........................          23,503           24,435
                                                      ---------        ---------
Gross profit .................................           4,451            4,451
Operating expenses:
     Sales and marketing .....................          11,855           11,855
     Product development .....................           2,590            2,590
     General and administrative ..............           9,064            9,064
     Merger and acquisition costs ............          12,956           12,956
                                                      ---------        ---------
          Total operating expenses ...........          36,465           36,465
                                                      ---------        ---------
Loss from operations .........................         (32,014)         (32,014)
Other income, net ............................             166              166
                                                      ---------        ---------
          Net loss ...........................        $(31,848)        $(31,848)
                                                      =========        =========
Net loss per share:
      Basic and diluted ......................        $  (1.37)        $  (1.37)
                                                      =========        =========

18.      SUBSEQUENT EVENTS

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Reno, Nevada on this 7th day of May 2002.

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


                SIGNATURE                                   TITLE                                  DATE
                ---------                                   -----                                  ----

            /s/ David Olson              Acting President and Chief Executive Officer         May 7, 2002
  ---------------------------------      (Principal Executive Officer)
              (David Olson)

         /s/ Scott Shackelton*           Chief Financial Officer and Secretary                May 7, 2002
  ---------------------------------      (Principal Financial and Accounting Officer)
           (Scott Shackelton)

            /s/ Ross Bott*               Director                                             May 7, 2002
  ---------------------------------
               (Ross Bott)

           /s/ Darrell Boyle*            Director                                             May 7, 2002
  ---------------------------------
             (Darrell Boyle)

           /s/ Peter Gotcher*            Director                                             May 7, 2002
  ---------------------------------
             (Peter Gotcher)

             /s/ Ken Hawk*               Director                                             May 7, 2002
  ---------------------------------
               (Ken Hawk)


* By:    /s/ David Olson
      ------------------------------
         (David Olson)
         (Attorney-In-Fact)


                                             SCHEDULE II
                                  VALUATION AND QUALIFYING ACCOUNTS

                                                             Additional
                                 Balance at                  Provisions               Balance at End
                                Beginning of                Obtained in     Accounts       of
    Dollars in thousands           Period      Provisions   Acquisitions  Written Off    Period
                                   ------      ----------   ------------  -----------    ------
Allowance for Doubtful
    Accounts Receivable:
       YEAR ENDED 12/31/01        $  1,075      $  1,015      $    0      $    467      $1,623
                                  =========     =========     =======     =========     =======
       YEAR ENDED 12/31/00        $    565      $    663      $  511      $    664      $1,075
                                  =========     =========     =======     =========     =======
       YEAR ENDED 12/31/99        $    170      $    719      $   --      $    324      $  565
                                  =========     =========     =======     =========     =======

Allowance for Doubtful Notes
         Receivable:
       YEAR ENDED 12/31/01        $     --      $    236      $   --      $     --      $  236
                                  =========     =========     =======     =========     =======
       YEAR ENDED 12/31/00        $     --      $     --      $   --      $     --      $   --
                                  =========     =========     =======     =========     =======
       YEAR ENDED 12/31/99        $     --      $     --      $   --      $     --      $   --
                                  =========     =========     =======     =========     =======

Allowance for Sales Returns:
       YEAR ENDED 12/31/01        $    440      $    180      $   --      $    386      $  234
                                  =========     =========     =======     =========     =======
       YEAR ENDED 12/31/00        $    147      $    360      $   --      $     67      $  440
                                  =========     =========     =======     =========     =======
       YEAR ENDED 12/31/99        $    237      $     (3)     $   --      $     87      $  147
                                  =========     =========     =======     =========     =======

     Inventory Reserve:
       YEAR ENDED 12/31/01        $    785      $  3,659      $    0      $  2,609      $1,835
                                  =========     =========     =======     =========     =======
       YEAR ENDED 12/31/00        $    307      $    790      $  300      $    612      $  785
                                  =========     =========     =======     =========     =======
       YEAR ENDED 12/31/99        $    109      $    356      $   --      $    158      $  307
                                  =========     =========     =======     =========     =======