Form 10-Q/A
period 2001-06-30
IGO CORP
filed 2002-05-08
CIK 1073773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                FORM 10-Q/A NO. 1



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

                                   DAVID OLSON
                  ACTING PRESIDENT AND CHIEF EXECUTIVE OFFICER
                      9393 GATEWAY DRIVE RENO, NEVADA 89511
                    (Address of principal executive offices)


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

                                EXPLANATORY NOTE

         We are amending Items 1 and 2 of Part I of this report as a result of the restatement of our condensed consolidated financial statements for the three and six-month periods ended June 30, 2001. The information in Part I, Item 2 under the heading "Factors That May Affect Future Results" has been updated to reflect the risks applicable as of the date of this amended report. The information at Part II, Item 1 and at Note 6 of the condensed consolidated financial statements included herein has also been updated. The other items or sections of this report not affected by the restatement have been excluded. The effects of this restatement are disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 15, 2002, as amended on May 7, 2002. The amendments contained herein conform the restated financial information presented in this report to the restated financial information set forth in the 2001 Form 10-K, as amended. The effects of the restatement are incorporated into our 2001 condensed consolidated financial statements and are reflected in management's discussion and analysis of our operating results in this report. See Note 11 to the condensed consolidated financial statements included herein.

                                               IGO CORPORATION

                                              FORM 10-Q/A NO. 1

                                              TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION

           ITEM 1      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2001 AND
                       DECEMBER 31, 2000                                                                4

                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE-MONTH AND
                       SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000                                   5

                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX-MONTH PERIODS
                       ENDED JUNE 30, 2001 AND 2000                                                     6

                       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                             7

           ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                       OF OPERATIONS                                                                   13

                       FACTORS THAT MAY AFFECT FUTURE RESULTS                                          17


PART II    OTHER INFORMATION

           ITEM 1      LEGAL PROCEEDINGS                                                               28


SIGNATURES                                                                                             29

                                                      3

                                      IGO CORPORATION

                           CONDENSED CONSOLIDATED BALANCE SHEETS

                            JUNE 30, 2001 AND DECEMBER 31, 2000
                                        (UNAUDITED)

DOLLARS IN THOUSANDS                                          JUNE 30,       DECEMBER 31,
                                                                2001             2000
                                                           --------------   --------------
ASSETS                                                     (AS RESTATED,
                                                            SEE NOTE 11)
Current assets:
     Cash and cash equivalents .........................   $      10,538    $      20,321
     Accounts receivable, net ..........................           6,128            6,875
     Inventory, net ....................................           5,512            8,179
     Prepaid expenses ..................................             582              905
                                                           --------------   --------------
          Total current assets .........................          22,760           36,280
Property and equipment, net ............................           3,750            4,466
Goodwill and other assets, net .........................          11,403           13,093
                                                           --------------   --------------
               Total ...................................   $      37,913    $      53,839
                                                           ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..................................   $       1,671    $       5,117
     Accrued liabilities ...............................           3,206            3,631
     Current portion of capital lease obligations
          and long-term debt ...........................             372              316
     Short-term note payable ...........................             121              280
                                                           --------------   --------------
          Total current liabilities ....................           5,370            9,344
Long-term portion of capital lease obligations
    and long-term debt .................................              31              190
                                                           --------------   --------------
          Total liabilities ............................           5,401            9,534
                                                           --------------   --------------

Commitments and contingencies (note 6)

Stockholders' equity:
     Common stock, $0.001 par value; 50,000,000
          shares authorized;  23,341,474 and
              23,282,842 shares issued and outstanding .              23               23
     Additional paid-in capital ........................          87,681           87,921
     Deferred compensation .............................            (240)            (604)
     Receivable from stockholder .......................            (374)             (47)
     Accumulated deficit ...............................         (54,578)         (42,988)
                                                           --------------   --------------
          Total stockholders' equity ...................          32,512           44,305
                                                           --------------   --------------
               Total ...................................   $      37,913    $      53,839
                                                           ==============   ==============

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

                                            4

                                                     IGO CORPORATION

                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                        FOR THE THREE-MONTH AND SIX-MONTH PERIODS

                                               ENDED JUNE 30, 2001 AND 2000
                                                       (UNAUDITED)

DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)                     THREE-MONTH PERIODS             SIX-MONTH PERIODS
                                                                        ENDED                          ENDED
                                                              JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                                2001            2000            2001            2000
                                                            -------------   -------------   -------------   -------------
                                                            (AS RESTATED,                   (AS RESTATED,
                                                             SEE NOTE 11)                    SEE NOTE 11)
Revenues:
         Net product revenue ............................   $      7,747    $      9,224    $     17,383    $     16,828
Cost of goods sold ......................................          6,730           6,267          14,466          11,492
                                                            -------------   -------------   -------------   -------------
Gross profit ............................................          1,017           2,957           2,917           5,336
                                                            -------------   -------------   -------------   -------------

Operating expenses:
     Sales and marketing ................................          3,138           5,595           7,034          12,530
     Product development ................................            880           1,291           1,723           2,920
     General and administrative .........................          2,026           2,000           4,284           3,969
     Merger and acquisition costs, including amortization
       of goodwill and other purchased intangibles ......            853             404           1,705           1,003
                                                            -------------   -------------   -------------   -------------
          Total operating expenses ......................          6,897           9,290          14,746          20,422
                                                            -------------   -------------   -------------   -------------

Loss from operations ....................................         (5,880)         (6,333)        (11,829)        (15,086)

Other income/(expense), net .............................           (103)            344             240             890
                                                            -------------   -------------   -------------   -------------

Loss before provision for income taxes ..................         (5,983)         (5,989)        (11,589)        (14,196)
Provision for income taxes ..............................             --              --              --              --
                                                            -------------   -------------   -------------   -------------
Net loss attributable to common
   stockholders .........................................   $     (5,983)   $     (5,989)   $    (11,589)   $    (14,196)
                                                            =============   =============   =============   =============

Net loss per share:
     Basic and diluted ..................................   $      (0.26)   $      (0.29)   $      (0.50)   $      (0.69)
                                                            =============   =============   =============   =============

Weighted-average shares outstanding:
     Basic and diluted ..................................     23,323,880      20,752,602      23,311,485      20,663,320
                                                            =============   =============   =============   =============

            The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                            5

                                      IGO CORPORATION

                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
                                        (UNAUDITED)

DOLLARS IN THOUSANDS                                                 SIX-MONTH PERIODS ENDED
                                                                       JUNE 30,    JUNE 30,
                                                                         2001        2000
                                                                      ---------   ---------
                                                                        (AS
                                                                      RESTATED,
                                                                      SEE NOTE
                                                                         11)
Cash flows from operating activities:
  Net loss ........................................................   $(11,589)   $(14,196)
    Adjustments to reconcile net loss to net cash used in operating activities:
    Compensation expense related to stock options .................        106         151
    Accrued interest on stockholder note receivable ...............        (21)         (5)
    Provisions for bad debt and inventory .........................      2,329         575
    Loss on disposition of assets .................................        144          17
    Depreciation and amortization .................................        760         536
    Amortization of goodwill ......................................      1,705         755
    Changes in:
      Accounts receivable .........................................        575        (594)
      Inventory ...................................................        510      (2,725)
      Prepaid expenses and other assets ...........................        249         763
      Accounts payable, accrued liabilities and deferred rent .....     (3,871)     (2,415)
                                                                      ---------   ---------
        Net cash used in operating activities .....................     (9,103)    (17,138)
                                                                      ---------   ---------
Cash flows from investing activities:
  Acquisition of property and equipment ...........................       (131)     (1,259)
  Acquisition of businesses .......................................         --      (2,010)
                                                                      ---------   ---------
        Net cash used in investing activities .....................       (131)     (3,269)
                                                                      ---------   ---------
Cash flows from financing activities:
  Principal payments on short-term note and capital leases ........       (262)       (190)
    Loan to stockholder ...........................................       (306)         --

  Proceeds from exercise of stock options .........................         19         304
                                                                      ---------   ---------
        Net cash (used in) provided by financing activities .......       (549)        114
                                                                      ---------   ---------
Net decrease in cash and cash equivalents .........................     (9,783)    (20,293)
Cash and cash equivalents, beginning of period ....................     20,321      57,364
                                                                      ---------   ---------
Cash and cash equivalents, end of period ..........................   $ 10,538    $ 37,071
                                                                      =========   =========

Supplemental disclosure of cash flows information:

    Cash paid during the year for interest ........................   $     46    $     35
                                                                      =========   =========
    Common stock issued in connection with acquisitions ...........   $     --    $  2,208
                                                                      =========   =========
    Net liabilities acquired in acquisition .......................   $     --    $    960
                                                                      =========   =========

              The accompanying notes are an integral part of these condensed consolidated financial statements.

                                             6

                                 IGO CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2001 and 2000 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain interim information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial condition, results of operations, and cash flows have been included. The results of operations for the interim periods should not be considered indicative of results for any other interim period or for a full calendar year. These financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, in the Company's Form 10-K for the year ended December 31, 2000.

PRINCIPLES OF CONSOLIDATION

     The condensed consolidated financial statements include the accounts of iGo Corporation and its wholly owned subsidiaries. The subsidiaries were formed for specific transactions, such as acquisitions. All significant intercompany balances and transactions have been eliminated in consolidation.

NET LOSS PER SHARE

         Net loss per share--basic and diluted, is computed using the weighted-average number of common shares outstanding during the period. Stock options and warrants were not included in the computations because they would have been antidilutive. The number of potentially dilutive shares that were not included in weighted average shares outstanding were 2,047,092 and 1,444,634 for the six-month periods ended June 30, 2001 and 2000, respectively.

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

2.   ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following at June 30, 2001 and December 31, 2000:

DOLLARS IN THOUSANDS                                JUNE 30,    DECEMBER 31,
                                                      2001         2000
                                                    --------     --------
Trade receivables ............................      $ 6,480      $ 7,501
Other current receivables ....................          449          449
Allowance for bad debts ......................         (801)      (1,075)
                                                    --------     --------
     Total accounts receivable, net ..........      $ 6,128      $ 6,875
                                                    ========     ========

3.   INVENTORY

      Inventory consists of the following at June 30, 2001 and December 31, 2000:

DOLLARS IN THOUSANDS                                JUNE 30,    DECEMBER 31,
                                                      2001         2000
                                                    --------     --------
Products on hand .......................            $ 7,300      $ 8,964
Inventory reserve ......................             (1,788)        (785)
                                                    --------     --------
     Total inventory, net ..............            $ 5,512      $ 8,179
                                                    ========     ========

4.     PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at June 30, 2001 and December 31, 2000:

DOLLARS IN THOUSANDS                                     JUNE 30,   DECEMBER 31,
                                                           2001         2000
                                                           ----         ----
          Leasehold improvements.....................    $    363     $    363
          Furniture and equipment....................       3,258        3,309
          Software...................................       2,009        2,039
          Accumulated depreciation...................      (1,880)      (1,245)
                                                         ---------    --------
               Total property and equipment, net.....    $  3,750     $  4,466
                                                         =========    =========

5.   GOODWILL AND OTHER ASSETS

         Goodwill and other assets consists of the following at June 30, 2001 and December 31, 2000:

DOLLARS IN THOUSANDS                                     JUNE 30,   DECEMBER 31,
                                                           2001         2000
                                                           ----         ----
Goodwill ............................................   $ 14,359     $ 14,358
Accumulated amortization ............................     (3,814)      (2,109)
                                                        ---------    ---------
     Goodwill, net ..................................     10,545       12,249
                                                        ---------    ---------

Other assets ........................................      1,169        1,089
Accumulated amortization ............................       (311)        (245)
                                                        ---------    ---------
     Other assets, net ..............................        858          844
                                                        ---------    ---------
                 Total goodwill and other assets, net   $ 11,403     $ 13,093
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

8.       LOAN TO CHAIRMAN AND CHIEF EXECUTIVE OFFICER

     On January 2, 2001, the Company entered into a Secured Loan Agreement with Ken Hawk, then the Company's Chairman and Chief Executive Officer, pursuant to which the Company loaned him $306,100. This loan bore interest at 10.5% and would have matured on June 8, 2001. The loan was full recourse and was secured by 306,100 shares of iGo common stock held by Mr. Hawk, which represented shares with a market value of twice the loan principal amount on the date the loan was made. As described below, this loan was subsequently restructured.

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

11.      RESTATEMENT

     Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2001, management of the Company determined that certain amounts should be restated from those previously reported on the Company's Form 10-Q filed for the quarter ended June 30, 2001 to
(1) increase both second quarter net product revenue and cost of goods sold by $344,000 as a result of corrections to accounting entries duplicating the elimination of certain intercompany transactions during the period, (2) recognize additional second quarter cost of goods sold of $62,000 for inventory pricing and tracking errors, (3) record additional second quarter sales and marketing expense of $26,000 for an increase in the provision for bad debts and
(4) record a $144,000 write-off of the net book value of website hardware and software resulting from the implementation of the Company's enhanced website. As a result of these adjustments, the Company's net loss for the second quarter increased by approximately $232,000 from the previously reported amount. The transactions noted in (2), (3) and (4), which had been recognized in the fourth quarter of 2001, were previously identified during the Company's 2001 audit, but were deemed not material and therefore did not warrant restatement of the second quarter. Since the second quarter is being restated for the matter noted in (1), the Company determined that these transactions would also be corrected as part of the restatement.

     A summary of the significant effects of the restatement on the accompanying condensed consolidated statements of operations and balance sheet is as follows (items that have not been changed were not affected by the restatement):

EFFECTS ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS:

                                        THREE-MONTH PERIOD ENDED      SIX-MONTH PERIOD ENDED
                                            JUNE 30, 2001                  JUNE 30, 2001
                                       -------------------------    -------------------------
                                       AS PREVIOUSLY       AS       AS PREVIOUSLY       AS
                                         REPORTED       RESTATED      REPORTED       RESTATED
                                         --------       --------      --------       --------
                                                       (DOLLARS IN THOUSANDS)
Revenues:
     Net product revenue .........      $  7,403       $  7,747       $ 17,039       $ 17,383
                                        ---------      ---------      ---------      ---------
Cost of goods sold ...............         6,324          6,730         14,060         14,466
                                        ---------      ---------      ---------      ---------
Gross profit .....................         1,079          1,017          2,979          2,917
Operating expenses:
     Sales and marketing .........         3,112          3,138          7,008          7,034
     Product development .........           880            880          1,723          1,723
     General and administrative ..         2,026          2,026          4,284          4,284
     Merger and acquisition costs            853            853          1,705          1,705
                                        ---------      ---------      ---------      ---------
          Total operating expenses         6,871          6,897         14,720         14,746
                                        ---------      ---------      ---------      ---------
Loss from operations .............        (5,792)        (5,880)       (11,741)       (11,829)
Other income, net ................            41           (103)           384            240
                                        ---------      ---------      ---------      ---------
          Net loss ...............      $ (5,751)      $ (5,983)      $(11,357)      $(11,589)
                                        =========      =========      =========      =========
Net loss per share:
      Basic and diluted ..........      $  (0.25)      $  (0.26)      $  (0.49)      $  (0.50)
                                        =========      =========      =========      =========


EFFECTS ON THE CONDENSED CONSOLIDATED BALANCE SHEET:

                                                           JUNE 30,         JUNE 30,
                              DOLLARS IN THOUSANDS           2001             2001
                                                        ---------------  ---------------
                                                        AS PREVIOUSLY          AS
                                                           REPORTED         RESTATED
                                                           --------         --------

     Accounts receivable, net.........................       $ 6,154          $ 6,128
     Inventory, net...................................         5,574            5,512
     Property and equipment, net......................         3,894            3,750
     Total assets .                                           38,145           37,913
     Accumulated deficit..............................       (54,346)         (54,578)

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

      We incurred net losses of $23.9 million in 2000, $15.0 million in 1999 and $1.9 million in 1998. For the six months ended June 30, 2001, our net loss was $11.6 million. At June 30, 2001, we had an accumulated deficit of approximately $54.6 million. The net losses resulted primarily from operating expenses including costs associated with marketing programs to attract new customers, developing our website and proprietary databases and the development of our operational infrastructure.

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

THREE MONTH PERIOD AND SIX MONTH PERIOD ENDED JUNE 30, 2001 COMPARISON TO THREE MONTH AND SIX MONTH PERIOD ENDED JUNE 30, 2000

     RESTATEMENT OF PREVIOUSLY REPORTED AMOUNTS

     The condensed consolidated financial statements for the three and six months ended June 30, 2001 have been restated from those previously reported on our Form 10-Q filed for the quarter ended June 30, 2001 to (1) increase both second quarter net product revenue and cost of goods sold by $344,000 as a result of corrections to accounting entries duplicating the elimination of certain intercompany transactions during the period, (2) recognize additional second quarter cost of goods sold of $62,000 for inventory pricing and tracking errors, (3) record additional second quarter sales and marketing expense of $26,000 for an increase in the provision for bad debts and (4) record a $144,000 write-off of the net book value of website hardware and software resulting from the implementation of our enhanced web site. As a result of these adjustments, our net loss for the second quarter increased by approximately $232,000 from the previously reported amount. The transactions noted in (2), (3) and (4), which had been recognized in the fourth quarter of 2001, were previously identified during our 2001 audit, but were deemed not material and therefore did not warrant restatement of the second quarter. Since the second quarter is being restated for the matter noted in (1), we determined that these transactions would also be corrected as part of the restatement.

     The significant effects of these restatements are disclosed in Note 11 to the accompanying condensed consolidated financial statements and are incorporated in this management discussion and analysis.

     NET PRODUCT REVENUE. Net product revenue consists of product sales to customers and outbound shipping charges, net of any discounts and reserves for expected returns. Net product revenue decreased from $9.2 million for the three month period ended June 30, 2000 to $7.7 million for the three month period ended June 30, 2001. The decrease in net revenues in the current year period is primarily attributable to a general contraction in purchasing by our corporate customers during the second quarter. For the six month period ended June 30, 2001, net revenues were $17.4 million compared to $16.8 million during the six month period ended June 30, 2000. The increase in net product revenue for the current year six month period was attributable to higher revenues in the first quarter of 2001, primarily a result of expanded marketing efforts and strategic relationship initiatives, repeat purchases from pre-existing buyers, increased success in selling to enterprises, or business-to-business, and our purchase of Xtend Micro Products.

     GROSS MARGIN. Gross Margin is net product revenue less the cost of sales, which typically consists of the cost of products sold to customers, inbound shipping expense and outbound shipping charges. In the three month and six month periods ended June 30, 2001, the Company also recorded increases to inventory reserves specific to discontinued and excess inventory. Gross margin for the second quarter of 2001 amounted to 13.1% of net product revenues, compared with 32.1% in the second quarter of last year. For the first six months of 2001, gross margin was 16.8% of net product revenues, compared with 31.7% in the same period last year. The primary cause for the margin decline was a $1.0 million, non-cash charge for discontinued and excess inventory recorded in the second quarter of 2001. This charge and an additional $1.0 million charge taken in the first quarter were the primary cause of the lower gross margin for the first six months of 2001. These charges resulted from the Company's continued efforts to focus on targeted core products and unanticipated changes in customer demand for certain products. The lower gross margin on the sale of close out inventory also contributed to the overall lower gross margin.

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

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries and related costs for our executive, administrative and finance personnel, support services and professional fees, as well as general corporate expenses such as rent and depreciation and amortization. General and administrative expenses were unchanged at $2.0 million for each of the quarters ended June 30, 2000 and 2001. Expressed as a percentage of net revenue, general and administrative expenses increased from 22% to 26%, respectively, due to lower net revenues in the current year period. General and administrative expenses increased from $4.0 million for the six month period ended June 30, 2000 to $4.3 million for the six month period ended June 30, 2001. The increase in general and administrative expenses for the first six months of 2001 over the prior year period was primarily attributable to one time charges related to our reorganization in the first half of 2001 and costs associated with operations of Xtend Micro Products, which was acquired in August of 2000.

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

     OTHER INCOME/(EXPENSE), NET. Other income/(expense), net, consists primarily of interest income earned on cash and cash equivalents, net of interest expense on borrowing and capital leases, and losses resulting from disposals of fixed assets. Other income/(expense), net, decreased from other income, net of $344,000 for the three month period ended June 30, 2000 to $103,000 net expense for the three month period ended June 30, 2001. For the six month period ended June 30, 2001, other income, net, was $240,000 compared to $890,000 for the six month period ended June 30, 2000. These decreases were primarily attributable to lower interest income as funds invested from the net proceeds of the initial public offering in October 1999 declined and the $144,000 write-off during the three month period ended June 30, 2001 of the net book value of web site equipment and software resulting from the implementation of our enhanced website.

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

     Net cash used in operating activities was $9.1 million for the six month period ended June 30, 2001, compared to $17.1 million for the six month period ended June 30, 2000. Net cash used in operating activities during the current period consisted primarily of net losses, as well as fluctuations in accounts payable and accounts receivable between periods. Non-cash expenses included in the net loss for the first six months of 2001 were approximately $3.0 million higher than for the first six months of 2000. In the six month period ended June 30, 2000, an increase in inventory accounted for approximately $2.7 million of cash used in operating activities compared to $449,000 in cash provided by operating activities in six month period ended June 30, 2001, as a result of a decrease in inventories.

     Net cash used in investing activities was $131,000 for the six month period ended June 30, 2001, which was attributable to acquisitions of property and equipment. Net cash used in investing activities was $3.3 million for the six month period ended June 30, 2000, and reflects purchases of property and equipment and acquisition of businesses associated with growth of our business.

     Net cash used in financing activities was $549,000 for the six month period ended June 30, 2001, compared to $114,000 in cash provided by financing activities for the six month period ended June 30, 2000. Cash used in financing activities in the current year period represented a loan to a stockholder, who was formerly our Chairman and Chief Executive Officer, and principal payments on debt. Cash provided by financing activities in the prior year period represented proceeds from the exercise of stock options, which was partially offset of principal payments on debt.

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

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

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

ALTHOUGH WE ARE AWARE OF NO DETERMINATIONS, CONCERNS REGARDING THE SEC INVESTIGATION COULD HARM OUR BUSINESS.

         The Securities and Exchange Commission has issued a formal order of private investigation concerning the events underlying our revisions of our fiscal 2000 operating results based on adjustments to fourth quarter 2000 revenue, which results were announced and revised in certain press releases issued in January and March of 2001. In connection with its investigation, the Commission will also be reviewing the restatement of our financial statements set forth in our 2001 Annual Report on Form 10-K, as amended, and certain related accounting, sales and organizational matters. Although the Staff of the Commission has made no determinations that we are aware of with respect to this investigation, the investigation itself could raise concerns about iGo in the eyes of customers and investors and, as a result, could harm our business and our stock price.

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

     The Securities and Exchange Commission has entered a formal order of private investigation concerning the events underlying our revisions of our fiscal 2000 operating results based on adjustments to fourth quarter 2000 revenue, which results were announced and revised in certain press releases issued in January and March of 2001. In connection with its investigation, the Commission will also be reviewing the restatement of our financial statements set forth in our 2001 Annual Report on Form 10-K, as amended, and certain related accounting, sales and organizational matters. We have been cooperating fully with the Staff of the Commission in its investigation and to date the Staff has made no determinations that we are aware of with respect to this investigation.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 7, 2002


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