Form 10-Q/A
period 2001-09-30
IGO CORP
filed 2002-05-08
CIK 1073773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                FORM 10-Q/A NO.1



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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]


            Shares outstanding of each of the registrant's classes of
                      common stock as of November 2, 2001


            Class                            Outstanding as of November 2, 2001
            -----                            ----------------------------------
Common stock, $0.001 par value                          23,339,973

                                EXPLANATORY NOTE

         We are amending Items 1 and 2 of Part I of this report as a result of the restatement of our condensed consolidated financial statements for the three and nine-month periods ended September 30, 2001 and 2000. The information in
Part I, Item 2 under the heading "Factors That May Affect Future Results" has been updated to reflect the risks applicable as of the date of this amended report. The information at Part II, Item 1 and at Note 6 of the condensed consolidated financial statements included herein has also been updated. The other items or sections of this report not affected by the restatement have been excluded. The effects of this restatement are disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 15, 2002, as amended on May 7, 2002. The amendments contained herein conform the restated financial information presented in this report to the restated financial information set forth in the 2001 Form 10-K, as amended. The effects of the restatement are incorporated into our 2001 and 2000 condensed consolidated financial statements and are reflected in management's discussion and analysis of our operating results in this report. See Note 10 to the condensed consolidated financial statements included herein.

                                 iGo CORPORATION

                                   FORM 10-Q/A

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

         ITEM 1   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER
                  30, 2001 AND DECEMBER 31, 2000                              4

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                  THE THREE-MONTH AND NINE-MONTH PERIODS ENDED
                  SEPTEMBER 30, 2001 AND 2000                                 5

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER
                  30, 2001 AND 2000                                           6

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS        7

         ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                        13

                  FACTORS THAT MAY AFFECT FUTURE RESULTS                     18

PART II  OTHER INFORMATION
         ITEM 1   LEGAL PROCEEDINGS                                          28

SIGNATURES                                                                   29
                                 iGo CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)

DOLLARS IN THOUSANDS                                  SEPTEMBER       DECEMBER
                                                       30, 2001       31, 2000
                                                     ------------   ------------
ASSETS                                              (AS RESTATED,
                                                     SEE NOTE 10)

Current assets:
     Cash and cash equivalents ...................   $     7,193    $    20,321
     Accounts receivable, net ....................         4,978          6,875
     Inventory, net ..............................         4,297          8,179
     Prepaid expenses ............................           406            905
                                                     ------------   ------------
          Total current assets ...................        16,874         36,280
Property and equipment, net ......................         3,407          4,466
Goodwill and other assets, net ...................        10,980         13,093
                                                     ------------   ------------
               Total .............................   $    31,261    $    53,839
                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ............................   $     1,080    $     5,117
     Accrued liabilities .........................         2,625          3,631
     Current portion of capital lease obligations
          and long-term debt .....................           152            316
     Short-term borrowings .......................            80            280
                                                     ------------   ------------
          Total current liabilities ..............         3,937          9,344
Long-term portion of capital lease obligations
    and long-term debt ...........................            24            190
                                                     ------------   ------------
          Total liabilities ......................         3,961          9,534
                                                     ------------   ------------

Commitments and contingencies (note 6)

Stockholders' equity:
     Common stock, $0.001 par value; 50,000,000 shares
          authorized;  23,339,973 and 23,282,842
          shares issued and outstanding ..........            23             23
     Additional paid-in capital ..................        87,655         87,921
     Deferred compensation .......................          (184)          (604)
     Receivable from stockholder .................          (381)           (47)
     Accumulated deficit .........................       (59,813)       (42,988)
                                                     ------------   ------------
          Total stockholders' equity .............        27,300         44,305
                                                     ------------   ------------
               Total .............................   $    31,261    $    53,839
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

                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  FOR THE THREE-MONTH AND NINE-MONTH PERIODS

                                       ENDED SEPTEMBER 30, 2001 AND 2000
                                                  (UNAUDITED)

DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)                     THREE-MONTH PERIODS             NINE-MONTH PERIODS
                                                                        ENDED                           ENDED
                                                              SEPT. 30,       SEPT. 30,       SEPT. 30,       SEPT. 30,
                                                                2001            2000            2001            2000
                                                            -------------   -------------   -------------   -------------
                                                            (AS RESTATED,   (AS RESTATED,   (AS RESTATED,   (AS RESTATED,
                                                            SEE NOTE 10)    SEE NOTE 10)    SEE NOTE 10)    SEE NOTE 10)
Revenues:
     Net product revenue ................................   $      5,313    $     10,473    $     22,696    $     27,301
Cost of goods sold ......................................          4,496           7,200          18,962          18,692
                                                            -------------   -------------   -------------   -------------
Gross profit ............................................            817           3,273           3,734           8,609
                                                            -------------   -------------   -------------   -------------


Operating expenses:
     Sales and marketing ................................          2,690           5,466           9,724          17,996
     Product development ................................            432             881           2,156           3,801
     General and administrative .........................          2,109           1,995           6,393           5,964
     Merger and acquisition costs, including amortization
       of goodwill and other purchased intangibles ......            878             527           2,584           1,530
                                                            -------------   -------------   -------------   -------------
          Total operating expenses ......................          6,109           8,869          20,857          29,291
                                                            -------------   -------------   -------------   -------------
Loss from operations ....................................         (5,292)         (5,596)        (17,123)        (20,682)

Other income, net .......................................             58             492             298           1,382
                                                            -------------   -------------   -------------   -------------

Loss before provision for income taxes ..................         (5,234)         (5,104)        (16,825)        (19,300)
Provision for income taxes ..............................             --              --              --              --
                                                            -------------   -------------   -------------   -------------
Net loss attributable to common
   stockholders .........................................   $     (5,234)   $     (5,104)   $    (16,825)   $    (19,300)
                                                            =============   =============   =============   =============

Net loss per share:
     Basic and diluted ..................................   $      (0.22)   $      (0.24)   $      (0.72)   $      (0.92)
                                                            =============   =============   =============   =============

Weighted-average shares outstanding:
     Basic and diluted ..................................     23,340,479      21,632,194      23,321,256      20,996,594
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

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


DOLLARS IN THOUSANDS                                                NINE-MONTH PERIODS ENDED
                                                                   SEPT. 30,        SEPT. 30,
                                                                     2001             2000
                                                                 -------------   -------------
                                                                 (AS RESTATED,   (AS RESTATED,
                                                                  SEE NOTE 10)    SEE NOTE 10)
Cash flows from operating activities:
  Net loss ...................................................   $    (16,825)   $    (19,300)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
    Compensation expense related to stock options ............            136             205
    Accrued interest on stockholder note receivable ..........            (28)              6
    Provisions for bad debt and inventory ....................          3,536           1,027
    Loss on disposition of assets ............................            144              17
    Depreciation and amortization ............................          1,148             878
    Amortization of goodwill .................................          2,584           1,442
    Changes in:
      Accounts receivable ....................................          1,103          (2,503)
      Inventory ..............................................          1,140          (4,646)
      Prepaid expenses and other assets ......................            499            (412)
      Accounts payable, accrued liabilities and
        deferred rent ........................................         (5,611)           (759)
                                                                 -------------   -------------
        Net cash used in operating activities ................        (12,174)        (24,045)
                                                                 -------------   -------------
Cash flows from investing activities:
  Acquisition of property and equipment ......................           (137)         (1,881)
  Acquisition of businesses ..................................             --          (4,110)
                                                                 -------------   -------------
        Net cash used in investing activities ................           (137)         (5,991)
                                                                 -------------   -------------
Cash flows from financing activities:
  Principal payments on short-term note and capital leases ...           (530)           (240)
  Loan to stockholder ........................................           (306)             --
  Proceeds from exercise of stock options ....................             19             306
                                                                 -------------   -------------
        Net cash (used in) provided by financing activities ..           (817)             66
                                                                 -------------   -------------
Net decrease in cash and cash equivalents ....................        (13,128)        (29,970)
Cash and cash equivalents, beginning of period ...............         20,321          57,364
                                                                 -------------   -------------
Cash and cash equivalents, end of period .....................   $      7,193    $     27,394
                                                                 =============   =============

Supplemental disclosure of cash flows information:

    Cash paid during the year for interest ...................   $         66    $         31
                                                                 =============   =============
    Common stock issued in connection with acquisitions ......   $         --    $      8,446
                                                                 =============   =============
    Net liabilities acquired in acquisition ..................   $         --    $      1,360
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

NET LOSS PER SHARE

         Net loss per share--basic and diluted, is computed using the weighted-average number of common shares outstanding during the period. Stock options and warrants were not included in the computations because they would have been antidilutive. The number of potentially dilutive shares that were not included in weighted average shares outstanding were 2,113,813 and 1,651,009 for the nine-month periods ended September 30, 2001 and 2000, respectively.

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

2.   ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following at September 30, 2001 and December 31, 2000:

DOLLARS IN THOUSANDS                                              SEPT. 30,  DECEMBER 31,
                                                                    2001        2000
                                                                  ---------   ---------
          Trade receivables....................................   $  5,872    $  7,501
          Other current receivables............................        556         449
          Allowance for bad debts..............................     (1,450)     (1,075)
                                                                  ---------   ---------
               Total accounts receivable, net..................   $  4,978    $  6,875
                                                                  =========   =========

3.   INVENTORY

         Inventory consists of the following at September 30, 2001 and December
31, 2000:

DOLLARS IN THOUSANDS                                              SEPT. 30,  DECEMBER 31,
                                                                    2001        2000
                                                                  ---------   ---------
          Products on hand ....................................   $  6,527    $  8,964
          Inventory reserve ...................................     (2,230)       (785)
                                                                  ---------   ---------
               Total inventory, net ...........................   $  4,297    $  8,179
                                                                  =========   =========


4.     PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at September 30, 2001 and December 31, 2000:

DOLLARS IN THOUSANDS                                              SEPT. 30,  DECEMBER 31,
                                                                    2001        2000
                                                                  ---------   ---------
          Leasehold improvements ..............................   $    363    $    363
          Furniture and equipment .............................      3,232       3,309
          Software ............................................      2,009       2,039
          Accumulated depreciation ............................     (2,197)     (1,245)
                                                                  ---------   ---------
               Total property and equipment, net ..............   $  3,407    $  4,466
                                                                  =========   =========

5.   GOODWILL AND OTHER ASSETS

         Goodwill and other assets consists of the following at September 30, 2001 and December 31, 2000:

DOLLARS IN THOUSANDS                                              SEPT. 30,  DECEMBER 31,
                                                                    2001        2000
                                                                  ---------   ---------
          Goodwill ............................................   $ 14,859    $ 14,358
          Accumulated amortization ............................     (4,703)     (2,109)
                                                                  ---------   ---------
               Goodwill, net ..................................     10,156      12,249
                                                                  ---------   ---------

          Other assets ........................................      1,169       1,089
          Accumulated amortization ............................       (345)       (245)
                                                                  ---------   ---------
               Other assets, net ..............................        824         844
                                                                  ---------   ---------
                           Total goodwill and other assets, net   $ 10,980    $ 13,093
                                                                  =========   =========

6.    LEGAL PROCEEDINGS

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

10.  RESTATEMENT

         Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2001, management of the Company determined that certain amounts should be restated from those previously reported on the Company's Form 10-Q filed for the quarter ended September 30, 2001 to (1) reduce third quarter net product revenue and cost of goods sold by $259,000 and $140,000, respectively, for a transaction subsequently determined to be a consignment arrangement, (2) increase both net product revenue and cost of goods sold for the three and nine month periods by $152,000 and $496,000, respectively, as a result of corrections to accounting entries duplicating the elimination of certain intercompany transactions during the period, (3) recognize additional cost of goods sold for the three and nine month periods of $573,000 and $635,000, respectively, for inventory pricing and tracking errors,
(4) record additional sales and marketing expense for the three and nine month periods of $431,000 and $457,000, respectively, for increases in the provision for bad debts of $359,000 and $385,000, respectively, and certain severance expenses of $72,000 not previously reported for the quarter, (5) record additional third quarter product development expense of $34,000 for certain severance expenses not previously reported for the quarter and (6) decrease other income, net, for the nine month period to record a $144,000 write-off of the net book value of website hardware and software resulting from the implementation of the Company's enhanced website in the quarter ended June 30, 2001. As a result of these adjustments, the Company's net loss for the three and nine month periods increased by approximately $1.2 million and $1.4 million, respectively, from the previously reported amounts.

         The condensed consolidated financial statements for the three and nine months ended September 30, 2000 have been restated from those previously reported to reflect the reclassification of a significant sale transaction from the third quarter to the fourth quarter of 2000 based upon a determination that all elements of revenue recognition were not met for recognition in the third quarter. The effect of the reclassification of such transaction from the third to the fourth quarter of 2000 on the previously reported results is to (1) reduce net revenues, cost of goods sold and sales and marketing expense by $689,000, $211,000, and $21,000, respectively, in the third quarter of 2000 and
(2) increase the Company's net loss for the third quarter of 2000 by $457,000.

         A summary of the significant effects of the restatement on the accompanying condensed consolidated statements of operations and balance sheet is as follows (items that have not been changed were not affected by the restatement):

EFFECTS ON THE CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS:

                                                  THREE-MONTH PERIOD ENDED      NINE-MONTH PERIOD ENDED
                                                 ---------------------------   ---------------------------
                                                        SEPT. 30, 2001               SEPT. 30, 2001
                                                 ---------------------------   ---------------------------
                                                 AS PREVIOUSLY      AS         AS PREVIOUSLY       AS
                                                   REPORTED      RESTATED        REPORTED       RESTATED
                                                 ------------   ------------   ------------   ------------
                                                                  (DOLLARS IN THOUSANDS)
Revenues:
     Net product revenue .....................   $     5,420    $     5,313    $    22,459    $    22,696
                                                 ------------   ------------   ------------   ------------
Cost of goods sold ...........................         3,911          4,496         17,971         18,962
                                                 ------------   ------------   ------------   ------------
Gross profit .................................         1,509            817          4,488          3,734
Operating expenses:
     Sales and marketing .....................         2,259          2,690          9,267          9,724
     Product development .....................           398            432          2,122          2,156
     General and administrative ..............         2,109          2,109          6,393          6,393
     Merger and acquisition costs ............           879            878          2,584          2,584
                                                 ------------   ------------   ------------   ------------
          Total operating expenses ...........         5,645          6,109         20,366         20,857
                                                 ------------   ------------   ------------   ------------
Loss from operations..........................        (4,136)        (5,292)       (15,878)       (17,123)
Other income, net ............................            58             58            442            298
                                                 ------------   ------------   ------------   ------------
          Net loss ...........................   $    (4,078)   $    (5,234)   $   (15,436)   $   (16,825)
                                                 ============   ============   ============   ============
Net loss per share:
     Basic and diluted .......................   $     (0.17)   $     (0.22)   $     (0.66)   $     (0.72)
                                                 ============   ============   ============   ============


                                                  THREE-MONTH PERIOD ENDED      NINE-MONTH PERIOD ENDED
                                                 ---------------------------   ---------------------------
                                                        SEPT. 30, 2000               SEPT. 30, 2000
                                                 ---------------------------   ---------------------------
                                                 AS PREVIOUSLY      AS         AS PREVIOUSLY       AS
                                                   REPORTED      RESTATED        REPORTED       RESTATED
                                                 ------------   ------------   ------------   ------------
                                                                  (DOLLARS IN THOUSANDS)
Revenues:
     Net product revenue .....................   $    11,162    $    10,473    $    27,990    $    27,301
                                                 ------------   ------------   ------------   ------------
Cost of goods sold ...........................         7,411          7,200         18,903         18,692
                                                 ------------   ------------   ------------   ------------
Gross profit .................................         3,751          3,273          9,087          8,609
Operating expenses:
     Sales and marketing .....................         5,487          5,466         18,017         17,996
     Product development .....................           881            881          3,801          3,801
     General and administrative ..............         1,995          1,995          5,964          5,964
     Merger and acquisition costs ............           527            527          1,530          1,530
                                                 ------------   ------------   ------------   ------------
          Total operating expenses ...........         8,890          8,869         29,312         29,291
                                                 ------------   ------------   ------------   ------------
Loss from operations .........................        (5,139)        (5,596)       (20,225)       (20,682)
Other income, net ............................           492            492          1,382          1,382
                                                 ------------   ------------   ------------   ------------
          Net loss ...........................   $    (4,647)   $    (5,104)   $   (18,843)   $   (19,300)
                                                 ============   ============   ============   ============
Net loss per share:
     Basic and diluted .......................   $     (0.21)   $     (0.24)   $     (0.90)   $     (0.92)
                                                 ============   ============   ============   ============

EFFECTS ON THE CONDENSED CONSOLIDATED BALANCE SHEET:

                                                   SEPTEMBER 30,   SEPTEMBER 30,
                    DOLLARS IN THOUSANDS               2001            2001
                                                   -------------   -------------
                                                   AS PREVIOUSLY        AS
                                                     REPORTED        RESTATED
                                                   -------------   -------------

     Accounts receivable, net ................     $      5,622    $      4,978
     Inventory, net ..........................            4,661           4,297
     Property and equipment, net .............            3,551           3,407
     Total assets ............................           32,413          31,261
     Accounts payable ........................              949           1,080
     Accrued liabilities .....................            2,519           2,625
     Total liabilities .......................            3,724           3,961
     Accumulated deficit .....................          (58,424)        (59,813)

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

         We incurred net losses of $23.9 million in fiscal year 2000, $15.0 million in fiscal year 1999 and $1.9 million in fiscal year 1998. For the nine months ended September 30, 2001, our net loss was $16.8 million. At September 30, 2001, we had an accumulated deficit of approximately $59.8 million. The net losses resulted primarily from operating expenses including costs associated with marketing programs to attract new customers, developing our website and proprietary databases and the development of our operational infrastructure.

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

THREE MONTH PERIOD AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001 COMPARISON TO THREE MONTH AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000

RESTATEMENT OF PREVIOUSLY REPORTED AMOUNTS

         The condensed consolidated financial statements for the three and nine months ended September 30, 2001 have been restated from those previously reported on our Form 10-Q filed for the quarter ended September 30, 2001 to (1) reduce third quarter net product revenue and cost of goods sold by $259,000 and $140,000, respectively, for a transaction subsequently determined to be a consignment arrangement, (2) increase both net product revenue and cost of goods sold for the three and nine month periods by $152,000 and $496,000, respectively, as a result of corrections to accounting entries duplicating the elimination of certain intercompany transactions during the period, (3) recognize additional cost of goods sold for the three and nine month periods of $573,000 and $635,000, respectively, for inventory pricing and tracking errors,
(4) record additional sales and marketing expense for the three and nine month periods of $431,000 and $457,000, respectively, for increases in the provision for bad debts of $359,000 and $385,000, respectively, and certain severance expenses of $72,000 not previously reported for the quarter, (5) record additional third quarter product development expense of $34,000 for certain severance expenses not previously reported for the quarter and (6) decrease other income, net, for the nine month period to record a $144,000 write-off of the net book value of website hardware and software resulting from the implementation of our enhanced website in the quarter ended June 30, 2001. As a result of these adjustments, our net loss for the three and nine month periods increased by approximately $1.2 million and $1.4 million, respectively, from the previously reported amounts.

         The condensed consolidated financial statements for the three and nine months ended September 30, 2000 have been restated from that previously reported to reflect the reclassification of a significant sale transaction from the third quarter to the fourth quarter of 2000 based upon a determination that all elements of revenue recognition were not met for recognition in the third quarter. The effect of the reclassification of such transaction from the third quarter to the fourth quarter of 2000 on the previously reported results is to
(1) reduce net revenues, cost of goods sold and sales and marketing expense by $689,000, $211,000, and $21,000, respectively, in the third quarter of 2000 and
(2) increase our net loss for the third quarter of 2000 by $457,000.

         The significant effects of these restatements are disclosed in Note 10 to the accompanying condensed consolidated financial statements and are incorporated in this management discussion and analysis.

         NET PRODUCT REVENUE. Net product revenue consists of product sales to customers and outbound shipping charges, net of any discounts and reserves for expected returns. Net product revenue decreased from $10.5 million for the three-month period ended September 30, 2000 to $5.3 million for the three-month period ended September 30, 2001. For the nine-month period ended September 30, 2001, net revenues were $22.7 million compared to $27.3 million during the nine-month period ended September 30, 2000. The decrease in net revenues in the current year periods is primarily attributable to a general contraction in purchasing by our corporate customers during the second and third quarters. Additionally, revenue levels have declined in part due to the reduction in products offered as the Company has focused on offering core products which are expected to generate higher gross margins.

         GROSS MARGIN. Gross Margin is net product revenue less the cost of sales, which typically consists of the cost of products sold to customers, inbound shipping expense and outbound shipping charges. In the three-month and nine-month periods ended September 30, 2001, the Company recorded certain charges related to inventory pricing and tracking errors and increases to inventory reserves specific to discontinued and excess inventory. Gross margin for the third quarter of 2001 amounted to 15.4% of net product revenues, compared with 31.3% in the third quarter of last year. For the first nine months of 2001, gross margin was 16.5% of net product revenues, compared with 31.5% in the same period last year. The margin decline for the three-month period ended September 30, 2001 was primarily attributable to adjustments of approximately $573,000 related to inventory pricing and tracking errors and an approximately $500,000 non-cash charge for discontinued and excess inventory recorded in the third quarter of 2001. These charges and an additional $1.0 million charge taken in each of the first and second quarters for discontinued and excess inventory were the primary cause of the lower gross margin for the first nine months of 2001. The charges for discontinued and excess inventory resulted from the Company's continued efforts to focus on targeted core products and unanticipated changes in customer demand for certain products. The lower gross margin on the sale of close-out inventory also contributed to the overall lower gross margin.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of advertising costs, fulfillment expenses, credit card costs and the salary and benefits of our sales, marketing and customer contact center personnel. Advertising and promotional expenses include pay for performance and online marketing efforts, print advertising, trade shows and direct marketing costs. Sales and marketing expenses decreased from $5.5 million for the three month period ended September 30, 2000 to $2.7 million for the three month period ended September 30, 2001, and decreased from $18.0 million for the nine month period ended September 30, 2000 to $9.7 million for the nine month period ended September 30, 2001. The most significant single component of sales and marketing expense is advertising costs. From the third quarter of 2000 to the third quarter of 2001 advertising costs declined from approximately $2.6 million to $368,000. Expressed as a percentage of net revenue, advertising costs decreased from 25% in the third quarter of 2000 to 7% in the third quarter of 2001. Advertising costs declined from $8.8 million, or 32% of net revenue, in the first nine months of 2000 to $2.0 million, or 9% of net revenue for the first nine months of 2001. This decrease is principally due to efforts to reduce spending and direct marketing expenditures into programs with the greatest benefit potential. Additional cost declines are associated with reductions in staffing, lower incentive plan expenses and lower fulfillment expenses, which decline due to lower sales volume.

         PRODUCT DEVELOPMENT. Product development expenses generally consist of payroll and related expenses for website personnel, site hosting fees and web content and design expenses as well as expenses associated with development of our proprietary products. Product development expenses decreased from $881,000 for the three month period ended September 30, 2000 to $432,000 for the three month period ended September 30, 2001, and from $3.8 million for the nine month period ended September 30, 2000 to $2.2 million for the nine month period ended September 30, 2001. The higher expense in the prior year was primarily attributable to additional investment made to improve the functionality and speed of our existing web site, as well as planning and design costs incurred for the next generation of our web site.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries and related costs for our executive, administrative and finance personnel, support services and professional fees, as well as general corporate expenses such as rent, depreciation and amortization. General and administrative expenses were approximately $2.1 million for the quarter ended September 30, 2001 compared to $2.0 million for quarter ended September 30, 2000. Expressed as a percentage of net revenue, general and administrative expenses increased from 19% to 40%, respectively, due to lower net revenues in the current year period. General and administrative expenses increased from $6.0 million for the nine month period ended September 30, 2000 to $6.4 million for the nine month period ended September 30, 2001. The increase in general and administrative expenses for the first nine months of 2001 over the prior year period was primarily attributable to one time charges related to our reorganization in the first half of 2001 and costs associated with operations of Xtend Micro Products, which was acquired in August of 2000.

         MERGER AND ACQUISITION COSTS, INCLUDING AMORTIZATION OF GOODWILL AND OTHER PURCHASED INTANGIBLES. In the three month period ended September 30, 2001, we incurred $878,000 in merger and acquisition costs inclusive of goodwill amortization compared to $527,000 incurred during the three month period ended September 30, 2000. In the nine month period ended September 30, 2001, merger and acquisition costs inclusive of goodwill amortization were $2.6 million compared to $1.5 million incurred during the nine month period ended September 30, 2000. These acquisition costs primarily relate to the amortization of goodwill resulting from the January 2000 acquisitions of Road Warrior and Cellular Accessory Warehouse and the August 2000 acquisition of Xtend Micro Products. Goodwill is amortized on a straight-line basis over their respective useful lives, generally 40 to 60 months.

         OTHER INCOME, NET. Other income, net, consists primarily of interest income earned on cash and cash equivalents, net of interest expense on borrowing and capital leases, and losses resulting from disposals of fixed assets. Other income, net, decreased from $492,000 for the three month period ended September 30, 2000 to $58,000 for the three month period ended September 30, 2001. For the nine month period ended September 30, 2001, other income, net, was $298,000 compared to $1.4 million for the nine month period ended September 30, 2000. These decreases were primarily attributable to lower interest income as funds invested from the net proceeds of the initial public offering in October 1999 declined and a $144,000 write-off during the three month period ended June 30, 2001 of the net book value of website hardware and software resulting from the implementation of our enhanced website.

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

         Net cash used in operating activities was $12.2 million for the nine month period ended September 30, 2001, compared to $24.0 million for the nine month period ended September 30, 2000. Net cash used in operating activities during the current period consisted primarily of net losses, as well as fluctuations in accounts payable and accrued liabilities between periods, which were offset in part by changes in accounts receivable, inventory and prepaid expenses. Non-cash expenses included in the net loss for the first nine months of 2001 were approximately $3.9 million higher than for the first nine months of 2000. In the nine month period ended September 30, 2000, increases in inventory and accounts receivable accounted for approximately $7.1 million of cash used in operating activities compared to $2.2 million in cash provided by operating activities in the nine month period ended September 30, 2001, as a result of decreases in accounts receivable and inventories.

         Net cash used in investing activities was $137,000 for the nine month period ended September 30, 2001, which was attributable to acquisitions of property and equipment. Net cash used in investing activities was $6.0 million for the nine month period ended September 30, 2000, and reflects purchases of property and equipment and acquisitions associated with the growth of our business.

         Net cash used in financing activities was $817,000 for the nine month period ended September 30, 2001, compared to $66,000 in cash provided by financing activities for the nine month period ended September 30, 2000. Cash used in financing activities in the current year period represented a loan to a stockholder, who was formerly our Chairman and Chief Executive Officer, and principal payments on debt. Cash provided by financing activities in the prior year period represented proceeds from the exercise of stock options, which was partially offset by principal payments on debt.

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