Form 10-Q
period 2002-03-31
IGO CORP
filed 2002-05-20
CIK 1073773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2002



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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]


            Shares outstanding of each of the registrant's classes of
                       common stock as of April 30, 2002


                Class                          Outstanding as April 30, 2002
                -----                          -----------------------------
    Common stock, $0.001 par value                       25,386,438

                                 IGO CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

        ITEM 1 UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
               MARCH 31, 2002 AND DECEMBER 31, 2001                            3

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001       4

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001       5

               UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  6

        ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                            13

               FACTORS THAT MAY AFFECT FUTURE RESULTS                         19

        ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     29

PART II OTHER INFORMATION

        ITEM 1 LEGAL PROCEEDINGS                                              30

        ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS                      30

        ITEM 3 DEFAULTS UPON SENIOR SECURITIES                                30

        ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS          30

        ITEM 5 OTHER INFORMATION                                              31

        ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K                               31

SIGNATURES                                                                    32

                                 IGO CORPORATION

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


DOLLARS IN THOUSANDS                                         MARCH 31,    DECEMBER 31,
                                                               2002           2001
                                                           ------------   ------------
ASSETS

Current assets:
     Cash and cash equivalents .........................   $     4,837    $     5,846
     Accounts receivable, net ..........................         3,023          4,212
     Notes receivable, net .............................           289            236
     Inventory, net ....................................         1,712          2,480
     Prepaid expenses ..................................           758            654
                                                           ------------   ------------
          Total current assets .........................        10,619         13,428
Property and equipment, net ............................         2,027          2,378
Goodwill, net ..........................................            --            591
Intangible assets, net .................................           612            650
Other assets ...........................................            45            509
                                                           ------------   ------------
               Total ...................................   $    13,303    $    17,556
                                                           ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ..................................   $     1,153    $     1,135
     Accrued liabilities ...............................         1,902          2,936
     Accrued liability related to business acquisition..            --            972
     Current portion of capital lease obligations
         and long-term debt ............................           108            137
     Short-term borrowings .............................            18             54
                                                           ------------   ------------
          Total current liabilities ....................         3,181          5,234
Long-term portion of capital lease obligations
    and long-term debt .................................            17             19
                                                           ------------   ------------
          Total liabilities ............................         3,198          5,253
                                                           ------------   ------------

Commitments and contingencies (note 8)

Stockholders' equity:
     Common stock, $0.001 par value; 50,000,000 shares
         authorized;  25,386,438 and 23,353,085,
         shares issued and outstanding .................            25             23
     Additional paid-in capital ........................        88,349         87,630
     Deferred compensation .............................           (91)          (126)
     Receivable from stockholder .......................          (395)          (388)
     Accumulated deficit ...............................       (77,783)       (74,836)
                                                           ------------   ------------
          Total stockholders' equity ...................        10,105         12,303
                                                           ------------   ------------
               Total ...................................   $    13,303    $    17,556
                                                           ============   ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 IGO CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)                        THREE-MONTH PERIODS
                                                                             ENDED
                                                                   MARCH 31,       MARCH 31,
                                                                     2002            2001
                                                                 -------------   -------------

Revenues:
         Net product revenue .................................   $      4,767    $      9,636
Cost of goods sold ...........................................          3,047           7,736
                                                                 -------------   -------------
Gross profit .................................................          1,720           1,900
                                                                 -------------   -------------

Operating expenses:
     Sales and marketing .....................................          1,838           3,895
     Product development .....................................            435             843
     General and administrative ..............................          1,830           2,259
     Merger and acquisition costs, including amortization
          of goodwill ........................................             --             853
                                                                 -------------   -------------
          Total operating expenses ...........................          4,103           7,850
                                                                 -------------   -------------
Loss from operations .........................................         (2,383)         (5,950)

Other income, net ............................................             27             344
                                                                 -------------   -------------
Loss before provision for income taxes and cumulative
   effect of change in accounting principle ..................         (2,356)         (5,606)
Provision for income taxes ...................................             --              --
                                                                 -------------   -------------
Loss before cumulative effect of change in accounting
   principle .................................................         (2,356)         (5,606)
Cumulative effect of change in accounting
   principle .................................................           (591)             --
                                                                 -------------   -------------
Net loss .....................................................   $     (2,947)   $     (5,606)
                                                                 =============   =============

Loss per share - basic and diluted:
     Loss before cumulative effect of change in accounting
            principle ........................................   $      (0.10)   $      (0.24)
     Cumulative effect of change in accounting principle......          (0.02)             --
                                                                 -------------   -------------
     Net loss ................................................   $      (0.12)   $      (0.24)
                                                                 =============   =============

Weighted-average shares outstanding:
     Basic and diluted .......................................     23,737,111      23,298,951
                                                                 =============   =============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 IGO CORPORATION

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


DOLLARS IN THOUSANDS                                                  THREE-MONTH PERIODS ENDED
                                                                        MARCH 31,   MARCH 31,
                                                                          2002        2001
                                                                        ---------   ---------

Cash flows from operating activities:
  Net loss ..........................................................   $ (2,947)   $ (5,606)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Compensation expense related to stock options ...................         22          62
    Accrued interest on stockholder note receivable .................         (7)        (14)
    Stock issued as payment of expense ..............................         11          --
    Provisions for bad debt and inventory ...........................        390       1,217
    Depreciation and amortization ...................................        391         378
    Amortization of goodwill ........................................         --         853
    Cumulative effect of change in accounting principle .............        591          --
    Changes in:
      Accounts and notes receivable .................................      1,007         844
      Inventory .....................................................        584         256
      Prepaid expenses and other assets .............................       (110)         40
      Accounts payable and accrued liabilities ......................       (623)     (3,360)
                                                                        ---------   ---------
        Net cash used in operating activities .......................       (691)     (5,330)
                                                                        ---------   ---------
Cash flows from investing activities:
  Acquisition of business ...........................................       (250)         --
  Acquisition of property and equipment .............................         (2)       (122)
                                                                        ---------   ---------
        Net cash used in investing activities .......................       (252)       (122)
                                                                        ---------   ---------
Cash flows from financing activities:
  Principal payments on short-term borrowings and capital leases ....        (67)       (119)
  Stockholder note receivable .......................................         --        (306)
  Proceeds from exercise of stock options ...........................          1           4
                                                                        ---------   ---------
        Net cash used in financing activities .......................        (66)       (421)
                                                                        ---------   ---------
Net decrease in cash and cash equivalents ...........................     (1,009)     (5,873)
Cash and cash equivalents, beginning of period ......................      5,846      20,321
                                                                        ---------   ---------
Cash and cash equivalents, end of period ............................   $  4,837    $ 14,448
                                                                        =========   =========

Supplemental disclosure of cash flows information:

    Cash paid during the year for interest ..........................   $     11    $     12
                                                                        =========   =========

Supplemental schedule of non-cash investing and financing activities:

    Common stock issued in connection with acquisition ..............   $    723    $     --
                                                                        =========   =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 IGO CORPORATION

         UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements for the three-month periods ended March 31, 2002 and 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain interim information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial condition, results of operations, and cash flows have been included. The results of operations for the interim periods should not be considered indicative of results for any other interim period or for a full calendar year. These financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, in the Company's Form 10-K for the year ended December 31, 2001, as amended.

         The Company has experienced negative cash flows from operations of $11.4 million, $30.0 million and $12.8 million for the years ended December 31, 1999, 2000 and 2001, respectively, and $691,000 for the quarter ended March 31, 2002. Recurring losses and negative cash flows from operations and limited financing opportunities raise substantial doubt about the Company's ability to continue as a going concern. Management believes that if the Company is able to execute in accordance with its business and financial plans, the Company will have sufficient cash to fund operations. The Company anticipates that in 2002 it will be able to significantly increase its gross margins on product sales and further reduce its expenses while maintaining or growing its revenue levels. With a targeted focus on high margin core products and improved inventory control resulting in significantly reduced excess and obsolete inventory charges the Company believes that it will be able to achieve improved gross margins. Additionally, the Company has taken steps to reduce costs through several initiatives including: further downsizing the workforce and facility cost reductions resulting from a planned relocation of the Company's main facility in Reno to a smaller, less costly facility in Reno. If the Company is successful in implementing these plans, it believes that its current cash and cash from operations will be adequate to fund its cash requirements through December 31, 2002. This estimate assumes that the Company will be able to meet quarterly revenue targets in its second, third and fourth quarters in excess of those recorded in the third and fourth quarters of 2001, achieve significantly higher percentage gross margins than those achieved in each of the prior three years and reduce expenses substantially below those realized in the fourth quarter of 2001, excluding the write-down of goodwill.

         The Company may need to raise additional funds before the end of 2002 in the event that it fails to generate sufficient cash from operations or experiences unanticipated or excessive expenditures. The Company has no commitments and is not seeking commitments for additional financing. If the Company were to seek additional financing, there can be no assurance that it would be successful in obtaining any additional financing on terms acceptable to the Company or its stockholders. If the Company raises additional funds through the issuance of equity securities or convertible debt securities, its existing stockholders may experience significant dilution.

PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of iGo Corporation and its wholly owned subsidiaries. The subsidiaries were formed for specific transactions, such as acquisitions. All significant intercompany balances and transactions have been eliminated in consolidation.

NET LOSS PER SHARE

         Net loss per share--basic and diluted, is computed using the weighted-average number of common shares outstanding during the period. Stock options and warrants were not included in the computations because they would have been antidilutive. The number of potentially dilutive shares that were not included in weighted average shares outstanding were 1,779,255 and 1,725,525 for the three-month periods ended March 31, 2002 and 2001, respectively.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Actual amounts could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000. Adoption of SFAS No. 133, as amended, in January 2001 did not have a material impact on the Company's consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill and indefinite lived intangible assets from an amortization method to an impairment only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of SFAS No. 142 in January 2002. Amortization is still required for identifiable intangible assets with finite lives. See Note 6.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The standard supersedes the current authoritative literature on impairments as well as disposal of a segment of a business and is effective for fiscal years and interim periods beginning after December 15, 2001. The Company therefore adopted SFAS No. 144 in January 2002. The Company periodically evaluates its long-lived assets for impairment. Adoption of SFAS No. 144 did not have a material effect on the Company's condensed consolidated financial statements.

RECLASSIFICATIONS

         Certain reclassifications have been made to the prior year financial statements to conform to the 2002 presentation.

2.   ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following at March 31, 2002 and December 31, 2001:

DOLLARS IN THOUSANDS                                   MARCH 31,    DECEMBER 31,
                                                         2002           2001
                                                     ------------   ------------
          Trade receivables .......................  $     4,236    $     5,353
          Other current receivables ...............          284            482
          Allowance for bad debts .................       (1,497)        (1,623)
                                                     ------------   ------------
               Total accounts receivable, net .....  $     3,023    $     4,212
                                                     ============   ============


3.   NOTES RECEIVABLE

         Notes receivable consist of the following at March 31, 2002 and December 31, 2001:

DOLLARS IN THOUSANDS                                   MARCH 31,    DECEMBER 31,
                                                         2002           2001
                                                     ------------   ------------
          Notes receivable ........................  $       739    $       472
          Allowance for doubtful notes receivable..         (450)          (236)
                                                     ------------   ------------
               Total accounts receivable, net .....  $       289    $       236
                                                     ============   ============


4.   INVENTORY

         Inventory consists of the following at March 31, 2002 and December 31, 2001:

DOLLARS IN THOUSANDS                                   MARCH 31,    DECEMBER 31,
                                                         2002           2001
                                                     ------------   ------------
          Products on hand ........................  $     2,818    $     4,315
          Inventory reserve .......................       (1,106)        (1,835)
                                                     ------------   ------------
               Total inventory, net ...............  $     1,712    $     2,480
                                                     ============   ============


5.     PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at March 31, 2002 and December 31, 2001:

DOLLARS IN THOUSANDS                                   MARCH 31,    DECEMBER 31,
                                                         2002           2001
                                                     ------------   ------------
          Leasehold improvements ..................  $       416    $       416
          Furniture and equipment .................        2,036          2,034
          Software ................................        1,966          1,966
          Accumulated depreciation ................       (2,391)        (2,038)
                                                     ------------   ------------
               Total property and equipment, net...  $     2,027    $     2,378
                                                     ============   ============

6.   INTANGIBLE ASSETS AND GOODWILL

         On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under this accounting standard, goodwill and intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment at least annually. Amortization is still required for identifiable intangible assets with finite lives.

         SFAS 142 also requires the completion of a transitional impairment test at the date this accounting standard is initially applied. The Company has recorded a goodwill impairment loss of $591,000 as a result of completing its transitional impairment test, and has recognized this loss as the effect of a change in accounting principle. This impairment loss was determined based on a comparison of the fair value of the Company with its carrying amount, including goodwill that resulted from prior business acquisitions. The fair value applied in the comparison is based upon the purchase price established in the definitive merger agreement the Company entered into with Mobility Electronics, Inc., which agreement provides for the acquisition of the Company by Mobility (see Note 12). The results of the comparison and loss measurement indicated that goodwill existing at the date of adoption of this accounting standard was fully impaired. In connection with its adoption of SFAS 142, the Company reassessed previously recognized intangible assets and determined that their classification and useful lives were appropriate.

         Goodwill consists of the following at March 31, 2002 and December 31, 2001:

DOLLARS IN THOUSANDS                                                      MARCH 31,  DECEMBER 31,
                                                                            2002        2001
                                                                          ---------   ---------

      Aggregate amount acquired .......................................   $ 15,706    $ 15,706
         Less accumulated amortization recognized prior to
            adoption of SFAS 142 ......................................     (5,658)     (5,658)
         Write-off of goodwill recognized prior to adoption of
            SFAS 142 ..................................................     (9,457)     (9,457)
         Impairment loss recognized as a result of transitional
            goodwill impairment test ..................................       (591)         --
                                                                          ---------   ---------

           Net carrying amount ........................................   $     --    $    591
                                                                          =========   =========

         Changes in the carrying amount of goodwill for the three months ended March 31, 2002 are as follows:

DOLLARS IN THOUSANDS

     Balance as of December 31, 2001 .................................... $ 591
     Impairment loss recognized as a result of transitional goodwill impairment test ..................................................  (591)
                                                                          ------
     Balance as of March 31, 2002 ....................................... $  --
                                                                          ======


         Intangible assets consist of the following at March 31, 2002 and December 31, 2001:

(DOLLARS IN THOUSANDS)                             MARCH 31, 2002                         DECEMBER 31, 2001
                                                   --------------                         -----------------
                               AVERAGE    GROSS                         NET        GROSS                        NET
                                LIFE     CARRYING   ACCUMULATED     INTANGIBLE    CARRYING   ACCUMULATED     INTANGIBLE
                                (YRS)     AMOUNT    AMORTIZATION      ASSETS       AMOUNT    AMORTIZATION      ASSETS
                               -------  ----------  ------------   ------------  ----------  ------------   ------------
Amortized intangible assets:
   Domain names ............        6   $     640   $      (249)   $       391   $     640   $      (226)   $       414
   Trademarks ..............        9         239           (63)           176         239           (55)           184
    Other ..................        7         100           (55)            45         100           (48)            52
                                        ----------  ------------   ------------  ----------  ------------   ------------


       Total ...............            $     979   $      (367)   $       612   $     979   $      (329)   $       650
                                        ==========  ============   ============  ==========  ============   ============

         Aggregate amortization expense for intangible assets totaled $38,000 and $29,000 for the three-month periods ended March 31, 2002 and 2001, respectively. Estimated amortization expense for each of the five succeeding years ended December 31 is as follows:

DOLLARS IN THOUSANDS
          FISCAL YEAR
          -----------
          2002........................................................    $ 144
          2003........................................................      119
          2004........................................................      114
          2005........................................................      113
          2006........................................................      104


         The following table adjusts the Company's net loss and net loss per share for the adoption of SFAS 142:

IN THOUSANDS, EXCEPT PER SHARE DATA                        THREE MONTHS ENDED
                                                         MARCH 31,     MARCH 31,
                                                           2002          2001
                                                        ----------    ----------
Reported net loss ..................................    $  (2,947)    $  (5,606)
   Goodwill amortization ...........................           --           853
                                                        ----------    ----------
Adjusted net loss ..................................    $  (2,947)    $  (4,753)
                                                        ==========    ==========

Reported net loss per share - basic and diluted ....    $   (0.12)    $   (0.24)
   Goodwill amortization ...........................           --          0.04
                                                        ----------    ----------
Adjusted net loss ..................................    $   (0.12)    $   (0.20)
                                                        ==========    ==========


7.   OTHER ASSETS

         Other assets consists of the following at March 31, 2002 and December 31, 2001:

DOLLARS IN THOUSANDS                                 MARCH 31,      DECEMBER 31,
                                                       2002           2001
                                                     --------        --------
          Asset held for sale ..................     $    --         $   330
          Other ................................          45             179
                                                     --------        --------
               Total other assets ..............     $    45         $   509
                                                     ========        ========


8.   LEGAL PROCEEDINGS

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

9.   BUSINESS ACQUISITIONS

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

         Additionally, on August 29, 2000, the Company acquired substantially all the assets of Xtend Micro Products, Inc., for $2,500,000 in cash and 2,268,451 shares of iGo Common Stock. Of such shares, 1,896,574 shares were subject to an earn-out provision based on the post-closing operating performance of the Xtend business unit. These earn-out provisions were met. Xtend also had the opportunity to earn up to an additional $2,500,000 in a combination of iGo Common Stock and/or cash (at iGo's election) for exceptional post-closing operating performance. In August 2001, we advanced $500,000 to XMicro Holding Company against anticipated payments that would be due to XMicro pursuant to the August 2000 Asset Purchase Agreement. On March 13, 2002, iGo, Xtend Micro Products, Inc., XMicro Holding Company, Inc., and Mark Rapparport entered into a settlement agreement resolving certain matters related to the employment of Mr. Rapparport with one of our subsidiaries and the finalization of an earn-out in relation to our acquisition of Xtend Micro Products, Inc. In March 2002, iGo paid an additional $250,000 and issued 1,989,807 shares of its common stock to XMicro Holding Company as final settlement and satisfaction of these matters. At the deemed price per share of $0.363, the aggregate value of the cash and stock provided in March 2002 as part of this settlement is $972,300. This settlement was recorded as additional purchase price in connection with the acquisition of Xtend Micro Products and was included in the Company's write-down of goodwill in 2001 (see Note 6).

         Each acquisition was recorded using the purchase method of accounting under Accounting Principles Board ("APB") Opinion No. 16 "Business Combinations." Results of operations for each acquired company have been included in the financial results of the Company from the respective acquisition date forward. In accordance with APB Opinion No. 16, all identifiable assets were assigned a portion of the cost of the acquired companies (purchase price) on the basis of their respective fair values. Identifiable intangible assets and goodwill are included on the accompanying condensed consolidated balance sheets and were amortized over their estimated useful lives through 2001, which approximated 40 months for both Cellular Accessory Warehouse and Road Warrior International, and 60 months for Xtend Micro Products. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of SFAS No. 142 (see Notes 1 and 6). Intangible assets were identified and valued by considering the Company's intended use of acquired assets and analysis of data concerning products, technologies, markets, historical financial performance, and underlying assumptions of future performance. The economic and competitive environment in which the Company and the acquired companies operate was also considered in the valuation analysis. The Company periodically evaluates its intangible assets for impairment. In 2001, the Company's review of recoverability of certain long-lived and intangible assets resulted in a charge of $9,457,000 for the estimated impairment to the carrying value of its goodwill. In conjunction with the adoption of SFAS No. 142 effective January 1, 2002, the Company tested its goodwill for impairment. As a result of this testing, the Company recorded an impairment loss of $591,000, which is reflected on the condensed consolidated statement of operations for the three-month period ended March 31, 2002 as a cumulative effect of change in accounting principle (see Note 6).

10.   LOAN TO CHAIRMAN AND CHIEF EXECUTIVE OFFICER

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

11.  RESIGNATION OF CHAIRMAN AND CHIEF EXECUTIVE OFFICER

         On March 26, 2001, Ken Hawk resigned from his employment with and as the President, Chairman of the Board and Chief Executive Officer of the Company. Mr. Hawk continues to serve as a member of the Company's Board of Directors. Under a Consulting Agreement, Mr. Hawk also served as a consultant to the Company for a period of one year following his resignation. As consideration for his services as a consultant, Mr. Hawk received an aggregate of approximately $240,500 during the term of the Consulting Agreement. The Company also agreed to restructure the indebtedness owed by Mr. Hawk to the Company. Under the terms of a Secured Note, previously existing notes payable to the Company were consolidated into one note for an aggregate principal amount of $366,410. This note bears interest at 8.0% and matures on March 26, 2003, or upon an event of default. The note is secured by 977,000 shares of iGo common stock owned by Mr. Hawk, which represented shares with a market value of approximately twice the principal amount of the note on the date of the Security Agreement executed by Mr. Hawk in conjunction with the note.

12.   DEFINITIVE MERGER AGREEMENT WITH MOBILITY ELECTRONICS, INC.

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

13.   SECOND AMENDMENT TO LEASE AGREEMENT

         On March 22, 2002, iGo entered into a Second Amendment with Dermody Family Limited Partnership I and Gulia Dermody Turville, the landlord under the lease for the premises located at 9393 Gateway Drive, Reno, Nevada. The primary purpose of the Second Amendment is to provide that iGo may terminate the lease at any time in its sole discretion by giving the landlord at least sixty (60) days' advance written notice of such termination. The Second Amendment also provides that the landlord may terminate the lease at any time in its sole discretion by giving iGo at least ninety (90) days' advance written notice of such termination. In connection with the Second Amendment iGo agreed to allow the landlord to forever retain the security deposit of $140,000 described in the lease and paid the landlord $360,000. This total sum of $500,000, which was recorded as an expense in the fourth quarter of 2001, is characterized in the Second Amendment as a lease restructuring fee and as such is nonrefundable. There are certain representations, warranties, releases and covenants by and among the parties in the Second Amendment, as well as a condition imposed upon iGo that it cannot terminate the lease if at the time of delivering notice to the landlord there is an uncured monetary default.

14.   POTENTIAL NASDAQ DELISTING

         On May 16, 2002, the Company received a determination letter from Nasdaq stating that the Company's common stock had failed to maintain the minimum bid price of $1.00 per share required for continued listing on the Nasdaq National Market under Marketplace Rules 4450(a)(5) and 4310(c)(8)(B) and, accordingly, the Company's shares are subject to delisting. The Company expects to file a request for a hearing to review the Nasdaq staff's delisting determination. The Company has also been notified that it is not in compliance with Marketplace Rule 4450(a)(2), which requires that the minimum market value of the Company's publicly held shares (shares held by non-affiliates of iGo) be at least $5,000,000, and that it has until June 17, 2002 to regain compliance by raising the market value of publicly held shares to $5,000,000 or more for ten consecutive trading days. Nasdaq has indicated that both the minimum bid price and public float deficiencies would need to be addressed in any hearing regarding the delisting of the Company's shares. The hearing date will be determined by Nasdaq, but the Company anticipates a hearing within approximately 45 days from its hearing request. iGo's common stock will continue to be traded on the Nasdaq National Market pending the outcome of the hearing. There can be no assurance that the Company's request for continued listing will be granted. If the Company's appeal is denied, its common stock will be delisted from the Nasdaq National Market. In that event, the Company may choose to phase down to the Nasdaq SmallCap Market or have its common stock traded on the OTC Bulletin Board's electronic quotation system or another quotation system or exchange on which the Company's shares would qualify. In either case, the Company's stockholders would still be able to obtain current trading information, including the last trade bid and ask quotations, and share volume.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The following discussion was prepared by iGo Corporation (referred throughout this document where appropriate, as "iGo," "Company," "we," "our," and "us"), and should be read in conjunction with, and is qualified in its entirety by, the unaudited condensed consolidated financial statements and the unaudited notes thereto included in this report as well as the Factors That May Affect Future Results that follow this discussion. The following discussion and other material in this report on Form 10-Q contain certain forward-looking statements. The forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control, and upon assumptions with respect to future business decisions which are subject to change. Accordingly, actual results could differ materially from those contemplated by such forward-looking statements.

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

         Product revenue is generally recognized when persuasive evidence of a sale arrangement exists, shipment has occurred, title has passed, the sales price is fixed or determinable, and collectibility is reasonably assured. Product revenue is recorded net of any discounts and reserves for expected returns. The majority of orders are shipped the same day they are received. To date, approximately 80% of customer purchases have been made with credit cards. We generally receive payment from the credit card companies within one to four business days after shipment of the product. We also extend credit terms, typically net 30 days to 90 days, to corporate accounts that we have evaluated for creditworthiness. Inventory is carried at the lower of cost or market. We use the first-in-first-out method to determine cost. Advertising and promotional costs are expensed as incurred and are recorded net of any cooperative advertising amounts due from our suppliers at that time. In the case of direct mail campaigns, the expenses are recorded at the time the promotional piece is mailed to potential customers because the projected future revenue stream from these mailings, which can occur over a two-month period, cannot be ultimately determined at the time the mailing occurs.

         We incurred net losses of $31.8 million in fiscal year 2001, $23.9 million in fiscal year 2000, and $15.0 million in fiscal year 1999. For the three months ended March 31, 2002, our net loss was $2.9 million. At March 31, 2002, we had an accumulated deficit of approximately $77.8 million. The net losses resulted from costs associated with marketing programs to attract new customers, merger and acquisition costs, including amortization and write-down of goodwill through 2001, developing our website and proprietary databases, provisions for excess and discontinued inventory, increased provisions for bad debts and the development of our operational infrastructure. In conjunction with the adoption of SFAS No. 142 effective January 1, 2002, the Company recorded an impairment charge of $591,000, which is reflected on the statement of operations for the three-month period ended March 31, 2002 as a cumulative effect of change in accounting principle.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an on-going basis, our estimates and judgments, including those related to sales returns, bad debts, excess inventory and purchase commitments, and contingencies and litigation. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

    o    Revenue Recognition and Return Allowances;
    o    Inventory Reserves;
    o    Impairment of Long Lived Assets;
    o    Bad Debt Reserves; and
    o    Deferred Income Taxes.

         Product revenue is generally recognized when persuasive evidence of a sale arrangement exists, shipment has occurred, title has passed, the sales price is fixed or determinable, and collectibility is reasonably assured. Evidence of a sale arrangement may include one or more factors and may require us to make subjective determinations regarding the extent to which an arrangement exists. Collectibility determinations can be subjective and are generally based on a customer's payment history or, in the case of new customers, internal credit evaluations based upon available information. These subjective determinations affect the accuracy of our revenue recognition. We record a provision for returns on product sales in the same period as the related revenues are recorded. These estimates are based on historical sales returns and analysis of credit memo data. If the data used to calculate these estimates does not properly anticipate future returns, revenue could be misstated.

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

         During the fourth quarter of 2001, in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of," we estimated the future cash flows of the businesses we acquired based on what we believed to be reasonable assumptions and projections. Our estimates of the future discounted and undiscounted cash flows attributable to the unamortized balances of goodwill related to these business acquisitions were less than the respective carrying values, as discussed further below. Accordingly, we recorded a $9,457,000 write-down of goodwill in 2001, leaving a remaining goodwill balance of $591,000, which was in turn written off when we recorded a goodwill impairment loss during the first quarter of 2002. See Note 6.

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

THREE MONTH PERIOD ENDED MARCH 31, 2002 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 2001

         NET PRODUCT REVENUE. Net product revenue consists of product sales to customers and outbound shipping charges, net of any discounts and reserves for expected returns. Net product revenue decreased from $9.6 million for the three-month period ended March 31, 2001 to $4.8 million for the three-month period ended March 31, 2002. The decrease in net product revenue was primarily a result of an ongoing general contraction in purchasing by our corporate customers, which has had an impact on our sales since the second quarter of 2001. Additionally, revenue levels have declined in part due to the reduction in products offered as we have focused on offering core accessory products which are expected to generate higher gross margins.

         COST OF GOODS SOLD AND GROSS MARGIN. Cost of goods sold consists of the cost of products sold to customers, costs associated with excess and discontinued inventory, inbound shipping expense and outbound shipping charges. Cost of goods sold decreased from $7.7 million for the quarter ended March 31, 2001 to $3.0 million for the quarter ended March 31, 2002. Gross margin represents the percentage derived by dividing gross profit (net product revenue less cost of goods sold) by net product revenue. Our gross margin increased from 19.7% in the first quarter of 2001 to 36.1% in the first quarter of 2002. The increase in gross margin from the prior year period was due primarily to an additional inventory write-down of $1.0 million in the 2001 period and the higher gross margins associated with our current offering of core accessory products.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of advertising costs, fulfillment expenses, credit card costs and the salary and benefits of our sales, marketing and customer contact center personnel. Advertising and promotional expenses include pay for performance and online marketing efforts, print advertising, trade shows and direct marketing costs. Sales and marketing expenses decreased from $3.9 million for the three-month period ended March 31, 2001 to $1.8 million for the three-month period ended March 31, 2002. Historically, the most significant single component of our sales and marketing expense has been advertising costs. From the first quarter of 2001 to the first quarter of 2002, advertising costs declined in absolute dollars from approximately $1.1 million to approximately $72,000. Expressed as a percentage of net revenue, advertising costs decreased from 11% in the first quarter of 2001 to 2% in the first quarter of 2002. This decrease is principally due to continued efforts to reduce spending and to redirect marketing expenditures into programs with the greatest benefit potential. Reductions in staffing, lower incentive plan expenses and lower fulfillment and bad debt expenses, which decline due to lower sales volume, also contributed to the cost decline.

         PRODUCT DEVELOPMENT. Product development expenses generally consist of payroll and related expenses for merchandising and website personnel, site hosting fees and web content and design expenses as well as expenses associated with development of our proprietary products. Product development expenses decreased from $843,000 for the three-month period ended March 31, 2001 to $435,000 for the three-month period ended March 31, 2002. The expense decrease in 2002 was attributable to completion in early to mid-2001 of several of the development projects initiated in 2000.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist of salaries and related costs for our executive, administrative and finance personnel, support services and professional fees, as well as general corporate expenses such as rent and depreciation and amortization. General and administrative expenses decreased from $2.3 million for the quarter ended March 31, 2001 to $1.8 million for the quarter ended March 31, 2002. The decrease in general and administrative expenses for the first quarter of 2002 over the prior year period was primarily attributable to reductions in staffing.

         MERGER AND ACQUISITION COSTS, INCLUDING AMORTIZATION OF GOODWILL IN 2001. Amortization of goodwill, including goodwill recorded in past business combinations, ceased upon the adoption of SFAS No. 142 in January 2002. Due to this change, the Company recorded no amortization of goodwill in the first quarter of 2002 compared to $853,000 in amortization of goodwill in the first quarter of 2001 (see Notes 1 and 6 to the accompanying condensed consolidated financial statements). This non-cash acquisition cost primarily relates to the amortization of goodwill resulting from the January 2000 acquisitions of Road Warrior and Cellular Accessory Warehouse and the August 2000 acquisition of Xtend Micro Products. Goodwill was amortized on a straight-line basis over their respective useful lives through fiscal year 2001, generally 40 to 60 months. In conjunction with the adoption of SFAS No. 142 effective January 1, 2002, the Company recorded an impairment charge of $591,000, which is reflected on the statement of operations for the three-month period ended March 31, 2002 as a cumulative effect of change in accounting principle.

         OTHER INCOME, NET. Other income, net, consists primarily of interest income earned on cash and cash equivalents, net of interest expense on borrowing and capital leases, and losses resulting from disposals of fixed assets. Other income, net, decreased from $344,000 for the three-month period ended March 31, 2001 to $27,000 for the three-month period ended March 31, 2002. The decrease was primarily attributable to lower interest income as funds invested from the net proceeds of the initial public offering in October 1999 declined.

         INCOME TAXES. The Company did not provide any current or deferred U.S. federal, state or foreign income tax provision or benefit for any of the periods presented because it has experienced losses since inception. Utilization of the Company's net operating loss carryforwards, which begin to expire in 2011, may be subject to certain limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of the uncertainty regarding its realizability.

LIQUIDITY AND CAPITAL RESOURCES

         Prior to our initial public offering, we financed our operations primarily through the sale of preferred stock, capital lease obligations and revolving credit facilities. Prior to our initial public offering, we received $13.2 million from the sale of preferred stock, net of issuance costs. Of this amount, $1.4 million was received in June 1996, $6.0 million in October 1998 and $5.8 million in July 1999. Proceeds from equipment financed under a sale-leaseback transaction, net of principal repayments, amounted to $685,000 during the year ended December 31, 1999. There were no proceeds from equipment financed under sale-leaseback transactions during the three-month period ended March 31, 2002. Proceeds from our initial public offering in October 1999, net of offering costs, amounted to approximately $62.6 million.

         Net cash used in operating activities was $691,000 for the three-month period ended March 31, 2002, compared to $5.3 million for the three-month period ended March 31, 2001. Net cash used in operating activities during the current period consisted primarily of net losses, which was partially offset by decreases in accounts and notes receivable and inventory. Non-cash expenses included in the net loss for the first quarter of 2002 were approximately $1.1 million lower than for the first quarter of 2001.

         Net cash used in investing activities was $252,000 and $122,000 for the three-month periods ended March 31, 2002 and 2001, respectively, which was attributable to acquisitions of property and equipment and payment related to a business acquisition in the 2002 period.

         Net cash used in financing activities was $66,000 for the three-month period ended March 31, 2002 compared to $421,000 for the three-month period ended March 31, 2001. Cash used in financing activities included principal payments on debt in both periods, and the prior year period included a loan to a stockholder, who was formerly our Chairman and Chief Executive Officer.

         We have experienced negative cash flows from operations of $11.4 million, $30.0 million and $12.8 million for the years ended December 31, 1999, 2000 and 2001, respectively, and $691,000 for the quarter ended March 31, 2002. Recurring losses and negative cash flows from operations and limited financing opportunities raise substantial doubt about our ability to continue as a going concern. We believe that if we are able to execute in accordance with our business and financial plans, we will have sufficient cash to fund operations. We anticipate that in 2002 we will be able to significantly increase our gross margins on product sales and further reduce our expenses while maintaining or growing our revenue levels. With a targeted focus on high margin core products and improved inventory control resulting in significantly reduced excess and obsolete inventory charges we believe that we will be able to achieve improved gross margins. Additionally, we have taken steps to reduce costs through several initiatives including: further downsizing the workforce and facility cost reductions resulting from a planned relocation of our main facility in Reno to a smaller, less costly facility in Reno. If we are successful in implementing these plans, we believe that our current cash and cash from operations will be adequate to fund our cash requirements through December 31, 2002. This estimate assumes that we will be able to meet quarterly revenue targets in our second, third and fourth quarters in excess of those recorded in the third and fourth quarters of 2001, achieve significantly higher percentage gross margins than those achieved in each of the prior three years and reduce expenses substantially below those realized in the fourth quarter of 2001, excluding the write down of goodwill.

         We may need to raise additional funds before the end of 2002 in the event that we fail to generate sufficient cash from operations or experience unanticipated or excessive expenditures. We have no commitments and are not seeking commitments for additional financing. If we were to seek additional financing there can be no assurance that we would be successful in obtaining any additional financing on terms acceptable to iGo or its stockholders. If we raise additional funds through the issuance of equity securities or convertible debt securities, our existing stockholders may experience significant dilution. For a discussion of various risks that may impact the likelihood that we will be able to generate cash from operations or financing activities, please see " Factors that May Affect Future Results" below.

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

WE HAVE A HISTORY OF LOSSES AND WE EXPECT LOSSES FOR AT LEAST THE NEXT SEVERAL QUARTERS.

         Since our inception in 1993, we have incurred significant net losses, resulting primarily from costs related to developing our proprietary databases, establishing our brand, building our customer contact center, developing relationships with suppliers and attracting users to our website. At March 31, 2002, we had an accumulated deficit of approximately $77.8 million. If our revenue is less than we anticipate or our operating expenses exceed our expectations, our losses will be significantly greater, which will in turn delay or prevent our achievement of profitability.

WE MAY NOT HAVE SUFFICIENT CAPITAL TO REACH PROFITABILITY.

         Our internal financial models project that our current cash, cash equivalents and short-term investments, together with other available capital resources, may be sufficient to permit us to reach a cash-flow positive state. However, there can be no assurance that we will reach cash-flow positive without raising additional funds. We may experience unexpected expenditures or higher than expected expenditures, which may require us to seek additional funding. If additional funding is necessary, we may seek such additional funding through debt or equity financings. We currently have no commitments for any additional financing, and there can be no assurance that adequate funds for our operations will be available to us. Our auditors gave us a "going concern" opinion in connection with our fiscal 2001 audit, which may further limit our ability to obtain additional financing. A lack of sufficient capital may require us to delay, scale back or even eliminate some or all of our operations.

IF OUR SHARES ARE DELISTED, OUR STOCK PRICE MAY DECLINE FURTHER AND WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL.

         On May 16, 2002, we received a determination letter from Nasdaq stating that our common stock had failed to maintain the minimum bid price of $1.00 per share required for continued listing on the Nasdaq National Market under Marketplace Rules 4450(a)(5) and 4310(c)(8)(B) and that, accordingly, our shares are subject to delisting. We expect to file a request for a hearing to review the Nasdaq staff's delisting determination. We have also been notified that we are not in compliance with Marketplace Rule 4450(a)(2), which requires that the minimum market value of our publicly held shares (shares held by non-affiliates of iGo) be at least $5,000,000, and that we have until June 17, 2002 to regain compliance by raising the market value of publicly held shares to $5,000,000 or more for ten consecutive trading days. Nasdaq has indicated that both the minimum bid price and public float deficiencies would need to be addressed in any hearing regarding the delisting of our shares. The hearing date will be determined by Nasdaq, but we anticipate a hearing within approximately 45 days from our hearing request. iGo's common stock will continue to be traded on the Nasdaq National Market pending the outcome of the hearing. There can be no assurance that our request for continued listing will be granted. If our appeal is denied, our common stock will be delisted from the Nasdaq National Market. In that event, we may choose to phase down to the Nasdaq SmallCap Market or have our common stock traded on the OTC Bulletin Board's electronic quotation system or another quotation system or exchange on which our shares would qualify. If we were to phase down to the Nasdaq SmallCap Market, there can be no assurance that we could maintain compliance with the continued listing requirements of the Nasdaq SmallCap Market for any substantial period of time. While our stock would continue to trade on the over-the-counter bulletin board following any delisting from either Nasdaq market, we expect that our stock price and trading volume would decline, possibly significantly, and our ability to raise additional capital would be substantially diminished by any such delisting.

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

FAILURE OF OUR STRATEGIC RELATIONSHIPS TO ATTRACT CUSTOMERS COULD HARM OUR BUSINESS.

         We intend to continue to establish, leverage and grow key strategic relationships with manufacturers, airlines, suppliers and electronic commerce partners to enable us to collect crucial product-specific information, ensure access to adequate product supply and acquire new customers. We cannot be certain that any of these strategic relationships or partnerships will be or continue to be successful in attracting new customers. Our strategic relationships are often not subject to formal agreements and/or can be terminated on little or no advance notice. The terms of our agreements with Acer, NEC and IBM require us to purchase minimum amounts of product each year. If we fail to meet these purchase levels, those parties have the discretion to terminate our agreements with them. We have not met such purchase levels to date, but have received no indication from any of those parties that they intend to terminate our relationship. Also, in each case either party may terminate the agreement with or without cause on two to three months' written notice. Accordingly, we can provide no assurance that these relationships will continue on their current terms or at all. If these programs fail to attract additional customers or we are unable to maintain these relationships, our business, financial condition and results of operations would be harmed. .....

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

FAILURE OF THIRD PARTY SUPPLIERS TO SHIP PRODUCTS DIRECTLY TO OUR CUSTOMERS COULD HARM OUR BUSINESS.

         For the year ended December 31, 2001 and the quarter ended March 31, 2002, approximately 22% and 38%, respectively, of our total net revenues were from products shipped to our customers directly from our suppliers. The failure of these suppliers to continue to ship products directly to our customers or to ship products to our customers in a timely manner could result in lost revenues, customer dissatisfaction and damage to our reputation. In addition, if we could not depend on these suppliers to ship products to our customers directly, we would have to carry the products in our inventory, which would expose us to risks of excess inventory, outdated merchandise and increased warehouse costs, all of which could harm our business.

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

         If all or most of the inventory in our warehouse were damaged or destroyed, we might be unable to replace the inventory in a timely manner and, as a result, be unable to process orders in a timely manner or at all. For the year ended December 31, 2001 and the quarter ended March 31, 2002, approximately 78% and 62%, respectively, of the products we sell come from the inventory in our warehouse. We cannot be certain that we would be able to replace the inventory as quickly as our customer orders demand, which may result in the loss of revenue and customers, which would harm our business, financial condition and results of operations.

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

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a)      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         None

(b)      REPORTS ON FORM 8-K


         On March 28, 2002, the Company filed a report on Form 8-K announcing that it had entered into a definitive agreement to be acquired by Mobility Electronics, Inc. The principal agreements for such transaction were filed in connection with such Form 8-K and, accordingly, are not included herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 16, 2002


                                             IGO CORPORATION


                                             /s/ Scott Shackelton
                                             -----------------------------------
                                             Scott Shackelton
                                             Senior Vice President, Finance
                                             and Chief Financial Officer


                                             (Duly Authorized Officer, Principal
                                             Financial and Accounting Officer)