Form 10-Q
period 2002-06-30
IGO CORP
filed 2002-08-14
CIK 1073773

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2002


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


                               9850 DOUBLE R BLVD.
                               RENO, NEVADA 89521
                    (Address of principal executive offices)

                                (775) 746 - 6140
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|


                 Shares outstanding of each of the registrant's
                  classes of common stock as of July 31, 2002


              Class                                 Outstanding as July 31, 2002
              -----                                 ----------------------------
  Common stock, $0.001 par value                             25,388,938

                                               iGo CORPORATION

                                                  FORM 10-Q

                                              TABLE OF CONTENTS

PART I         FINANCIAL INFORMATION

               ITEM 1      UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                           JUNE 30, 2002 AND DECEMBER 31, 2001                                              3

                           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                           THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001                   4

                           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                           SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001                                   5

                           UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                   6

               ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS                                                                   14

                           FACTORS THAT MAY AFFECT FUTURE RESULTS                                          21

               ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                      31

PART II        OTHER INFORMATION

               ITEM 1      LEGAL PROCEEDINGS                                                               31

               ITEM 2      CHANGES IN SECURITIES AND USE OF PROCEEDS                                       32

               ITEM 3      DEFAULTS UPON SENIOR SECURITIES                                                 33

               ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS                           33

               ITEM 5      OTHER INFORMATION                                                               33

               ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K                                                33

SIGNATURES                                                                                                 34

                                                      2

                                     iGo CORPORATION

                     UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

DOLLARS IN THOUSANDS                                         JUNE 30,       DECEMBER 31,
                                                               2002             2001
                                                           ------------     ------------
ASSETS

Current assets:
     Cash and cash equivalents .......................     $     3,426      $     5,846
     Accounts receivable, net ........................           2,471            4,212
     Notes receivable, net ...........................             264              236
     Inventory .......................................           1,052            2,480
     Prepaid expenses ................................             450              654
                                                           ------------     ------------
          Total current assets .......................           7,663           13,428
Property and equipment, net ..........................           1,744            2,378
Goodwill, net ........................................              --              591
Intangible assets, net ...............................             573              650
Other assets .........................................              38              509
                                                           ------------     ------------
               Total .................................     $    10,018      $    17,556
                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ................................     $       903      $     1,135
     Accrued liabilities .............................           2,105            2,936
     Accrued liability related to business acquisition              --              972
     Current portion of capital lease obligations
          and long-term debt .........................              10              137
     Short-term borrowings ...........................              --               54
                                                           ------------     ------------
          Total current liabilities ..................           3,018            5,234
Long-term portion of capital lease obligations
    and long-term debt ...............................              14               19
                                                           ------------     ------------
          Total liabilities ..........................           3,032            5,253
                                                           ------------     ------------

Commitments and contingencies (Note 8)

Stockholders' equity:
     Common stock, $0.001 par value; 50,000,000
          shares authorized;  25,388,938 and
              23,353,085 shares issued and outstanding              25               23
     Additional paid-in capital ......................          88,349           87,630
     Deferred compensation ...........................             (69)            (126)
     Receivable from stockholder .....................            (402)            (388)
     Accumulated deficit .............................         (80,917)         (74,836)
                                                           ------------     ------------
          Total stockholders' equity .................           6,986           12,303
                                                           ------------     ------------
               Total .................................     $    10,018      $    17,556
                                                           ============     ============

             The accompanying notes are an integral part of these condensed consolidated financial statements.

                                           3

                                                           iGo CORPORATION

                                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

DOLLARS IN THOUSANDS (EXCEPT PER SHARE DATA)                           THREE-MONTH PERIODS                 SIX-MONTH PERIODS
                                                                              ENDED                              ENDED
                                                                    JUNE 30,         JUNE 30,          JUNE 30,          JUNE 30,
                                                                      2002             2001              2002              2001
                                                                 -------------     -------------     -------------     -------------
Revenues:
         Net product revenue ...............................     $      4,500      $      7,747      $      9,267      $     17,383
Cost of goods sold .........................................            3,107             6,730             6,154            14,466
                                                                 -------------     -------------     -------------     -------------
Gross profit ...............................................            1,393             1,017             3,113             2,917
                                                                 -------------     -------------     -------------     -------------


Operating expenses:
     Sales and marketing ...................................            1,864             3,138             3,702             7,034
     Product development ...................................              382               880               817             1,723
     General and administrative ............................            2,325             2,026             4,155             4,284
     Merger and acquisition costs, including amortization
       of goodwill and other purchased intangibles .........               --               853                --             1,705
                                                                 -------------     -------------     -------------     -------------
          Total operating expenses .........................            4,571             6,897             8,674            14,746
                                                                 -------------     -------------     -------------     -------------

Loss from operations .......................................           (3,178)           (5,880)           (5,561)          (11,829)

Other income/(expense), net ................................               44              (103)               71               240
                                                                 -------------     -------------     -------------     -------------

Loss before provision for income taxes and cumulative effect
   of change in accounting principle .......................           (3,134)           (5,983)           (5,490)          (11,589)
Provision for income taxes .................................               --                --                --                --
                                                                 -------------     -------------     -------------     -------------
Loss before cumulative effect of change in accounting
   principle ...............................................           (3,134)           (5,983)           (5,490)          (11,589)
Cumulative effect of change in accounting
   principle ...............................................               --                --              (591)               --
                                                                 -------------     -------------     -------------     -------------
Net loss ...................................................     $     (3,134)     $     (5,983)     $     (6,081)     $    (11,589)
                                                                 =============     =============     =============     =============
Loss per share - basic and diluted:
     Loss before cumulative effect of change in accounting
            principle ......................................     $      (0.12)     $      (0.26)     $      (0.22)     $      (0.50)
     Cumulative effect of change in accounting principle ...               --                --             (0.03)               --
                                                                 -------------     -------------     -------------     -------------
         Net loss ..........................................     $      (0.12)     $      (0.26)     $      (0.25)     $      (0.50)
                                                                 =============     =============     =============     =============

Weighted-average shares outstanding:
     Basic and diluted .....................................       25,388,086        23,323,880        24,567,159        23,311,485
                                                                 =============     =============     =============     =============

                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                 4

                                         iGo CORPORATION

                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS                                                      SIX-MONTH PERIODS ENDED
                                                                           JUNE 30,      JUNE 30,
                                                                             2002          2001
                                                                          ---------     ---------
Cash flows from operating activities:
  Net loss ..........................................................     $ (6,081)     $(11,589)
    Adjustments to reconcile net loss to net cash used in operating activities:
    Compensation expense related to stock options ...................           44           106
    Accrued interest on stockholder note receivable .................          (14)          (21)
    Stock issued as payment of expense ..............................           11            --
    Provisions for bad debt and inventory ...........................          764         2,329
    Loss on disposition of assets ...................................           --           144
    Depreciation and amortization ...................................          743           760
    Amortization of goodwill ........................................           --         1,705
    Cumulative effect of change in accounting principle .............          591            --
    Changes in:
      Accounts and notes receivable .................................        1,430           575
      Inventory .....................................................        1,024           510
      Prepaid expenses and other assets .............................          206           249
      Accounts payable and accrued liabilities ......................         (670)       (3,871)
                                                                          ---------     ---------
        Net cash used in operating activities .......................       (1,952)       (9,103)
                                                                          ---------     ---------
Cash flows from investing activities:
  Acquisition of business ...........................................         (250)           --
  Acquisition of property and equipment .............................          (33)         (131)
                                                                          ---------     ---------
        Net cash used in investing activities .......................         (283)         (131)
                                                                          ---------     ---------
Cash flows from financing activities:
  Principal payments on short-term borrowings and capital leases ....         (186)         (262)
  Stockholder note receivable .......................................           --          (306)
  Proceeds from exercise of stock options ...........................            1            19
                                                                          ---------     ---------
        Net cash used in financing activities .......................         (185)         (549)
                                                                          ---------     ---------
Net decrease in cash and cash equivalents ...........................       (2,420)       (9,783)
Cash and cash equivalents, beginning of period ......................        5,846        20,321
                                                                          ---------     ---------
Cash and cash equivalents, end of period ............................     $  3,426      $ 10,538
                                                                          =========     =========
Supplemental disclosure of cash flows information:

    Cash paid during the year for interest ..........................     $     14      $     46
                                                                          =========     =========

Supplemental schedule of non-cash investing and financing activities:

    Common stock issued in connection with acquisition ..............     $    723      $     --
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

BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements for the three and six-month periods ended June 30, 2002 and 2001 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain interim information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial condition, results of operations, and cash flows have been included. The results of operations for the interim periods should not be considered indicative of results for any other interim period or for a full calendar year. These financial statements should be read in conjunction with the consolidated financial statements, and notes thereto, in the Company's Form 10-K for the year ended December 31, 2001, as amended.

         The Company has experienced negative cash flows from operations of $11.4 million, $30.0 million and $12.8 million for the years ended December 31, 1999, 2000 and 2001, respectively, and $2.0 million for the six-months ended June 30, 2002. Recurring losses and negative cash flows from operations and limited financing opportunities raise substantial doubt about the Company's ability to continue as a going concern. With a targeted focus on high margin core products and improved inventory control resulting in significantly reduced excess and obsolete inventory charges the Company has been able to achieve improved gross margins. Additionally, the Company has taken steps to reduce costs through several initiatives including: further downsizing the workforce and facility cost reductions resulting from a relocation of the Company's main facility in Reno to a smaller, less costly facility in Reno.

         The Company may need to raise additional funds before the end of 2002 in the event that it fails to generate sufficient cash from operations. The Company has no commitments and is not seeking commitments for additional financing. If the Company were to seek additional financing, there can be no assurance that it would be successful in obtaining any additional financing on terms acceptable to the Company or its stockholders. If the Company raises additional funds through the issuance of equity securities or convertible debt securities, its existing stockholders may experience significant dilution. In the event that the Company fails to generate sufficient cash from operations and is unable to secure additional financing from other sources, it is uncertain if or for how long the Company will be able to continue operations.

PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of iGo Corporation and its wholly owned subsidiaries. The subsidiaries were formed for specific transactions, such as acquisitions. All significant intercompany balances and transactions have been eliminated in consolidation.

NET LOSS PER SHARE

         Net loss per share--basic and diluted, is computed using the weighted-average number of common shares outstanding during the period. Stock options and warrants were not included in the computations because they would have been antidilutive. The number of potentially dilutive shares that were not included in weighted average shares outstanding were 1,646,123 and 2,047,092 for the three and six-month periods ended June 30, 2002 and 2001, respectively.

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

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No. 146 on its financial position and results of operations, if any.

2.       ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following at June 30, 2002 and December 31, 2001:

DOLLARS IN THOUSANDS                                                                JUNE 30,     DECEMBER 31,
                                                                                      2002          2001
                                                                                    --------      --------
          Trade receivables......................................................   $ 3,634       $ 5,353
          Other current receivables..............................................       390           482
          Allowance for bad debts................................................    (1,553)       (1,623)
                                                                                    --------      --------
               Total accounts receivable, net....................................   $ 2,471       $ 4,212
                                                                                    ========      ========

3.       NOTES RECEIVABLE

         Notes receivable consist of the following at June 30, 2002 and December
31, 2001:

DOLLARS IN THOUSANDS                                                                JUNE 30,     DECEMBER 31,
                                                                                      2002          2001
                                                                                    --------      --------
          Notes receivable.......................................................   $   714       $   472
          Allowance for doubtful notes receivable................................      (450)         (236)
                                                                                    --------      --------
               Total notes receivable, net.......................................   $   264       $   236
                                                                                    ========      ========

4.   INVENTORY

      Inventory consists of the following at June 30, 2002 and December 31, 2001:

DOLLARS IN THOUSANDS                                                                JUNE 30,     DECEMBER 31,
                                                                                      2002          2001
                                                                                    --------      --------
          Products on hand.......................................................   $ 1,993       $ 4,315
          Inventory reserve......................................................      (941)       (1,835)
                                                                                    --------      --------
               Total inventory...................................................   $ 1,052       $ 2,480
                                                                                    ========      ========

5.     PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at June 30, 2002 and December 31, 2001:

DOLLARS IN THOUSANDS                                                                JUNE 30,     DECEMBER 31,
                                                                                      2002          2001
                                                                                    --------      --------
          Leasehold improvements.................................................   $   416       $   416
          Furniture and equipment................................................     2,036         2,034
          Software...............................................................     1,997         1,966
          Accumulated depreciation...............................................    (2,705)       (2,038)
                                                                                    --------      --------
               Total property and equipment, net.................................   $ 1,744       $ 2,378
                                                                                    ========      ========

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

         SFAS 142 also requires the completion of a transitional impairment test at the date this accounting standard is initially applied. The Company recorded a charge during the first quarter of 2002 of $591,000 as a result of completing its transitional impairment test, and has recognized this loss as the effect of a change in accounting principle. This charge was determined based on a comparison of the fair value of the Company with its carrying amount, including goodwill that resulted from prior business acquisitions. The fair value applied in the comparison is based upon the purchase price established in the definitive merger agreement the Company entered into with Mobility Electronics, Inc., which agreement (as amended) provides for the acquisition of the Company by Mobility (see Note 12). The results of the comparison and loss measurement indicated that goodwill existing at the date of adoption of this accounting standard was fully impaired. In connection with its adoption of SFAS 142, the Company reassessed previously recognized intangible assets and determined that their classification and useful lives were appropriate.

         Goodwill consists of the following at June 30, 2002 and December 31, 2001:

DOLLARS IN THOUSANDS                                                                      JUNE 30, 2002   DECEMBER 31, 2001
                                                                                          -------------   -----------------
      Aggregate amount acquired..........................................................   $ 15,706          $ 15,706
         Less accumulated amortization recognized prior to adoption of SFAS 142..........     (5,658)           (5,658)
         Write-off of goodwill recognized prior to adoption of SFAS 142..................     (9,457)           (9,457)
         Charge recognized as a result of transitional goodwill impairment test..........       (591)               --
                                                                                            ---------         ---------
           Net carrying amount...........................................................   $     --          $    591
                                                                                            =========         =========

         Changes in the carrying amount of goodwill for the six months ended
June 30, 2002 are as follows:

DOLLARS IN THOUSANDS

     Balance as of January 1, 2002.......................................................                     $    591
     Charge recognized as a result of transitional goodwill impairment test..............                         (591)
                                                                                                              ---------
     Balance as of June 30, 2002.........................................................                     $     --
                                                                                                              =========

     Intangible assets consist of the following at June 30, 2002 and December 31, 2001:

(DOLLARS IN THOUSANDS)                                    JUNE 30, 2002                              DECEMBER 31, 2001
                                                          -------------                              -----------------
                             AVERAGE        GROSS                          NET           GROSS                          NET
                              LIFE         CARRYING     ACCUMULATED     INTANGIBLE      CARRYING     ACCUMULATED     INTANGIBLE
                              (YRS)         AMOUNT      AMORTIZATION      ASSETS         AMOUNT      AMORTIZATION      ASSETS
                          -------------  -------------  -------------  -------------  -------------  -------------  -------------
Amortized intangible assets:
Domain names ..........              6   $        640   $       (261)  $        379   $        640   $       (226)  $        414
Trademarks ............              9            239            (76)           163            239            (55)           184
 Other ................              7            100            (69)            31            100            (48)            52
                          -------------  -------------  -------------  -------------  -------------  -------------  -------------
    Total .............                  $        979   $       (406)  $        573   $        979   $       (329)  $        650
                          =============  =============  =============  =============  =============  =============  =============

         Aggregate amortization expense for intangible assets totaled $76,000 and $58,000 for the six-month periods ended June 30, 2002 and 2001, respectively. Estimated amortization expense for each of the five succeeding years ended December 31 is as follows:

DOLLARS IN THOUSANDS
          FISCAL YEAR
          -----------
          2002....................................................        $144
          2003....................................................         119
          2004....................................................         114
          2005....................................................         113
          2006....................................................         104


     The following table adjusts the Company's net loss and net loss per share for the adoption of SFAS 142:

IN THOUSANDS, EXCEPT PER SHARE DATA                THREE-MONTH PERIODS ENDED      SIX-MONTH PERIODS ENDED
                                                  JUNE 30,2002   JUNE 30,2001   JUNE 30,2002   JUNE 30,2001
                                                  ------------   ------------   ------------   ------------
Reported net loss .............................   $    (3,134)   $    (5,983)   $    (6,081)   $   (11,589)
   Goodwill amortization ......................            --            853             --          1,705
                                                  ------------   ------------   ------------   ------------
Adjusted net loss .............................   $    (3,134)   $    (5,130)   $    (6,081)   $    (9,884)
                                                  ============   ============   ============   ============

Reported net loss per share - basic and diluted   $     (0.12)   $     (0.26)   $     (0.25)   $     (0.50)
   Goodwill amortization ......................            --           0.04             --           0.08
                                                  ------------   ------------   ------------   ------------
Adjusted net loss .............................   $     (0.12)   $     (0.22)   $     (0.25)   $     (0.42)
                                                  ============   ============   ============   ============

7.       OTHER ASSETS

         Other assets consists of the following at June 30, 2002 and December 31, 2001:

DOLLARS IN THOUSANDS                                   JUNE 30,    DECEMBER 31,
                                                         2002         2001
                                                     -----------   -----------
          Asset held for sale.....................   $       --    $      330
          Other...................................           38           179
                                                     -----------   -----------
               Total other assets.................   $       38    $      509
                                                      ===========   ===========

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

         On June 21, 2002, in the United States District Court, Central District of California, Comarco Wireless Technologies, Inc. filed a lawsuit against the Company and its wholly owned subsidiary Xtend Micro Products, Inc. The suit alleges that the Company and Xtend are offering products for sale that infringe upon two United States patents issued to Comarco. The suit seeks injunctive relief, monetary damages, and costs and attorney's fees. The Company is investigating the facts surrounding these claims and consulting with legal counsel for Mobility regarding this matter, as Mobility is currently involved in litigation with Comarco over similar patent issues. While the Company intends to vigorously defend itself in this matter, it cannot be certain that its defense will be successful, and its business could be harmed if it is unsuccessful.

         On June 14, 2002, in the United States District Court, Northern Nevada, the Company filed a lawsuit against Mark Rapparport and XMicro Holding Company, Inc., seeking declaratory relief and alleging intentional interference with prospective advantage. This lawsuit was filed in response to a letter received from counsel for Rapparport and XMicro which made various allegations regarding a previous settlement agreement between the parties, the Company's acquisition of Xtend Micro Products and certain other matters. In the lawsuit the Company sought an order stating that the settlement agreement is valid and enforceable, an order preventing the defendants from further attempting to interfere with the pending merger, monetary damages, and costs and attorney's fees. Effective July 18, 2002, the parties entered into a settlement agreement regarding these matters. In connection with this settlement, presuming that the merger is consummated, iGo will pay such parties $1,850,000 in cash, all active litigation between the parties will be dismissed and all claims and demands terminated and released. Mr. Rapparport has agreed to vote his 3,531,199 shares in favor of the merger, but prior to the consummation of the merger, such shares will be cancelled and he will not receive distributions of any of the merger consideration. If the merger agreement is terminated or the merger does not occur prior to October 31, 2002, the parties' respective obligations and releases under the settlement agreement will terminate, Mr. Rapparport will keep his shares and will forfeit all but certain portions of the settlement payment. If the merger is terminated prior to September 3, 2002 and no stockholder meeting to approve the merger has taken place by that time, Mr. Rapparport will retain $350,000 of the settlement payment. If the merger is terminated after September 3, 2002 or otherwise following the Company's stockholder meeting, Mr. Rapparport will retain $250,000 in addition to the previously retained payment. If the merger has not occurred by October 1, 2002 and the Company and Mobility choose to extend the merger agreement, but the merger does not occur by October 31, 2002, then Mr. Rapparport would retain $500,000 in addition to the previously retained payments. Mobility has agreed to reimburse the Company for one-half of any payments retained by such stockholder in the event the agreement is terminated or the merger does not occur by the deadline. Related to this agreement, the Company recorded a charge, representing the cost of settlement, of approximately $479,000 to general and administrative expense in the second quarter of 2002.

9.       BUSINESS ACQUISITION

         On August 29, 2000, the Company acquired substantially all the assets of Xtend Micro Products, Inc., for $2,500,000 in cash and 2,268,451 shares of iGo Common Stock. Of such shares, 1,896,574 shares were subject to an earn-out provision based on the post-closing operating performance of the Xtend business unit. These earn-out provisions were met. Xtend also had the opportunity to earn up to an additional $2,500,000 in a combination of iGo Common Stock and/or cash (at iGo's election) for exceptional post-closing operating performance. In August 2001, we advanced $500,000 to XMicro Holding Company against anticipated payments that would be due to XMicro pursuant to the August 2000 Asset Purchase Agreement. On March 13, 2002, iGo, Xtend Micro Products, Inc., XMicro Holding Company, Inc., and Mark Rapparport entered into a settlement agreement resolving certain matters related to the employment of Mr. Rapparport with one of our subsidiaries and the finalization of an earn-out in relation to our acquisition of Xtend Micro Products, Inc. In March 2002, iGo paid an additional $250,000 and issued 1,989,807 shares of its common stock to XMicro Holding Company as final settlement and satisfaction of these matters. At the deemed price per share of $0.363, the aggregate value of the cash and stock provided in March 2002 as part of this settlement is $972,300. This settlement was recorded as additional purchase price in connection with the acquisition of Xtend Micro Products and was included in the Company's write-down of goodwill in 2001 (see Note 6). The Company subsequently entered into an additional agreement with Mr. Rapparport and XMicro Holding Company relating to the Company's merger with Mobility Electronics, Inc. See Note 8.

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

         On July 18, 2002, the Company entered into an amendment to the Agreement and Plan of Merger among Mobility Electronics, Inc., IGOC Acquisition, Inc., and the Company. The principal effects of the amendment are twofold. First, the cash consideration to be distributed at closing was changed to $3,250,000 from $5,100,000. Second, the date by which the merger must occur before either party may terminate the Agreement was extended from August 31, 2002 to October 1, 2002. Relating to a settlement with a stockholder of the Company as discussed above in Note 8, such stockholder has agreed to vote his 3,531,199 shares in favor of the merger pursuant to a Lock-Up and Voting Agreement dated July 18, 2002, but prior to the consummation of the merger, such shares will be cancelled and such stockholder will not receive distributions of any of the merger consideration.

13.      SECOND AMENDMENT TO LEASE AGREEMENT

         On March 22, 2002, iGo entered into a Second Amendment with Dermody Family Limited Partnership I and Gulia Dermody Turville, the landlord under the lease for the premises located at 9393 Gateway Drive, Reno, Nevada. The primary purpose of the Second Amendment is to provide that iGo may terminate the lease at any time in its sole discretion by giving the landlord at least sixty (60) days advance written notice of such termination. The Second Amendment also provides that the landlord may terminate the lease at any time in its sole discretion by giving iGo at least ninety (90) days' advance written notice of such termination. In connection with the Second Amendment iGo agreed to allow the landlord to forever retain the security deposit of $140,000 described in the lease and paid the landlord $360,000. This total sum of $500,000, which was recorded as an expense in the fourth quarter of 2001, is characterized in the Second Amendment as a lease restructuring fee and as such is nonrefundable. There are certain representations, warranties, releases and covenants by and among the parties in the Second Amendment, as well as a condition imposed upon iGo that it cannot terminate the lease if at the time of delivering notice to the landlord there is an uncured monetary default. On May 31, 2002, the Company provided the Dermody Family Limited Partnership I written notice of its intent to terminate the lease on July 31, 2002.

14.      POTENTIAL NASDAQ DELISTING

         In February 2002, the Company received notice from Nasdaq that it was not in compliance with Marketplace Rule 4450(a)(5), which requires its common stock to have a minimum bid price per share of $1.00 and, in June 2002, the Company also received notice from Nasdaq that it was not in compliance with Marketplace Rule 4450(a)(2), which requires that the minimum market value of the Company's publicly held shares (shares held by non-affiliates of the Company) be at least $5,000,000. The Company failed to regain compliance with either of these standards during the grace periods established under the Marketplace Rules and received notice from Nasdaq on May 24, 2002 that its shares were subject to delisting. The Company appealed this decision and at an oral hearing before the Nasdaq Hearing Panel on July 11, 2002, requested a stay of delisting of its common stock for a 90 day period in order for the merger with Mobility to be completed.

         On July 31, 2002, the Nasdaq Hearing Panel informed the Company that an appeal to continue its listing on The Nasdaq National Market was successful and its common stock could remain listed pending the consummation of the proposed merger with Mobility. The Panel's determination follows an oral hearing on July 11, 2002, in which the Company requested such an extension. The Hearing Panel has given the Company until October 11, 2002, to complete the merger and immediately thereafter, voluntarily delist its securities from The Nasdaq National Market. In the event the merger is not consummated, the Company may choose to transfer its securities to the Nasdaq SmallCap Market. There can be no assurance that the Company could maintain compliance with the continued listing requirements of the Nasdaq SmallCap Market for any substantial period of time. If the Company does not transfer its securities to the Nasdaq SmallCap Market, its securities will be delisted from the Nasdaq Stock Market. While the Company's stock would continue to trade on the over-the-counter bulletin board following any delisting from either Nasdaq Market, the Company expects that its stock price and trading volume would decline, possibly significantly, and its ability to raise additional capital would be substantially diminished by any such delisting.

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

         Product revenue is generally recognized when persuasive evidence of a sale arrangement exists, shipment has occurred, title has passed, the sales price is fixed or determinable, and collectibility is reasonably assured. Product revenue is recorded net of any discounts and reserves for expected returns. The majority of orders are shipped the same day they are received. Individual customer purchases are generally made with credit cards. We generally receive payment from the credit card companies within one to four business days after shipment of the product. We also extend credit terms, typically net 30 days to 90 days, to corporate accounts that we have evaluated for creditworthiness. Inventory is carried at the lower of cost or market. We use the first-in-first-out method to determine cost. Advertising and promotional costs are expensed as incurred and are recorded net of any cooperative advertising amounts due from our suppliers at that time. In the case of direct mail campaigns, the expenses are recorded at the time the promotional piece is mailed to potential customers because the projected future revenue stream from these mailings, which can occur over a two-month period, cannot be ultimately determined at the time the mailing occurs.

         We incurred net losses of $31.8 million in fiscal year 2001, $23.9 million in fiscal year 2000, and $15.0 million in fiscal year 1999. These prior years' net losses resulted primarily from costs associated with marketing programs to attract new customers, merger and acquisition costs, including amortization and write-down of goodwill through 2001, developing our website and proprietary databases, provisions for excess and discontinued inventory, provisions for bad debts and the development of our operational infrastructure. For the six months ended June 30, 2002, our net loss was $6.1 million. At June 30, 2002, we had an accumulated deficit of approximately $80.9 million. In conjunction with the adoption of SFAS No. 142 effective January 1, 2002, the Company recorded an impairment charge of $591,000, which is reflected on the statement of operations for the six-month period ended June 30, 2002 as a cumulative effect of change in accounting principle.

         On March 24, 2002, iGo entered into a definitive agreement to be acquired by Mobility Electronics, Inc. of Phoenix, Arizona. Under the agreement, our stockholders would receive an aggregate of $5,100,000 in cash and 2,600,000 shares of Mobility Electronics common stock at the transaction closing and up to an additional $1,000,000 in cash and 500,000 additional Mobility Electronics shares one year following the transaction closing subject to certain conditions. The closing of the transaction is subject to certain material conditions, including the transaction's approval by our stockholders and the effectiveness of a registration statement filed by Mobility with the Securities and Exchange Commission. The registration statement filed by Mobility was declared effective by the Securities and Exchange Commission on August 6, 2002. There can be no assurance that all of the remaining conditions will be satisfied. On July 18, 2002, the Company entered into an amendment to the definitive acquisition agreement. The principal effects of the amendment are twofold. First, the cash consideration to be distributed at closing was changed to $3,250,000 from $5,100,000. Second, the date by which the merger must occur before either party may terminate the Agreement was extended from August 31, 2002 to October 1, 2002. Relating to a settlement with a stockholder of the Company, such stockholder has agreed to vote his shares in favor of the merger pursuant to a Lock-Up and Voting Agreement dated July 18, 2002, but prior to the consummation of the merger, such shares will be cancelled and such stockholder will not receive distributions of any of the merger consideration. See Notes 8 and 12.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an on-going basis, our estimates and judgments, including those related to sales returns, bad debts, excess inventory and purchase commitments, and contingencies and litigation. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         During the fourth quarter of 2001, in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of," we estimated the future cash flows of the businesses we acquired based on what we believed to be reasonable assumptions and projections. Our estimates of the future discounted and undiscounted cash flows attributable to the unamortized balances of goodwill related to these business acquisitions were less than the respective carrying values, as discussed further below. Accordingly, we recorded a $9,457,000 write-down of goodwill in 2001, leaving a remaining goodwill balance of $591,000, which was in turn written off when we adopted SFAS 142 at January 1, 2002. See Note 6.

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

THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2002 COMPARED TO THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2001

         NET PRODUCT REVENUE. Net product revenue consists of product sales to customers and outbound shipping charges, net of any discounts and reserves for expected returns. Net product revenue decreased from $7.7 million for the three-month period ended June 30, 2001 to $4.5 million for the three-month period ended June 30, 2002. Net product revenue decreased from $17.4 million for the six-month period ended June 30, 2001 to $9.3 million for the six-month period ended June 30, 2002. These decreases in net product revenue were primarily a result of an ongoing general contraction in purchasing by our corporate customers, which has had an impact on our sales since the second quarter of 2001. Additionally, revenue levels have declined in part due to the reduction in products offered as we have focused on offering core accessory products which are expected to generate higher gross margins.

         COST OF GOODS SOLD AND GROSS MARGIN. Cost of goods sold consists of the cost of products sold to customers, costs associated with excess and discontinued inventory, inbound shipping expense and outbound shipping charges. Cost of goods sold decreased from $6.7 million for the quarter ended June 30, 2001 to $3.1 million for the quarter ended June 30, 2002 and also decreased from $14.5 million for the six-month period ended June 30, 2001 to $6.2 million for the six-month period ended June 30, 2002. Gross margin represents the percentage derived by dividing gross profit (net product revenue less cost of goods sold) by net product revenue. Our gross margin increased from 13.1% in the second quarter of 2001 to 31.0% in the second quarter of 2002 and from 16.8% in the six-month period ended June 30, 2001 to 33.6% in the six-month period ended June 30, 2002. The increase in gross margin from the prior year periods was due primarily to additional inventory write-downs for discontinued and excess inventory of $1.0 million and $2.0 million in the three and six-month periods ended June 30, 2001, respectively, and the higher gross margins associated with our current offering of core accessory products. The lower gross margin on the sale of close out inventory also contributed to the overall lower gross margin in the 2001 periods.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of advertising costs, fulfillment expenses, credit card costs and the salary and benefits of our sales, marketing and customer contact center personnel. Advertising and promotional expenses include pay for performance and online marketing efforts, print advertising, trade shows and direct marketing costs. Sales and marketing expenses decreased from $3.1 million for the three-month period ended June 30, 2001 to $1.9 million for the three-month period ended June 30, 2002, and also decreased from $7.0 million for the six-month period ended June 30, 2001 to $3.7 million for the six-month period ended June 30, 2002.

Historically, the most significant single component of our sales and marketing expense has been advertising costs. From the second quarter of 2001 to the second quarter of 2002, advertising costs declined from approximately $550,000 to approximately $450,000. Expressed as a percentage of net revenue, advertising costs were 7% in the second quarter of 2001 compared to 10% in the second quarter of 2002. From the six-month period ended June 30, 2001 to the six-month period ended June 30, 2002, advertising costs declined from approximately $1.7 million, or 10% of net revenue, to $502,000, or 5% of net revenue. This decrease is principally due to continued efforts to reduce spending and to redirect marketing expenditures into programs with the greatest benefit potential. Reductions in staffing, lower incentive plan expenses and lower fulfillment expenses, which decline due to lower sales volume, also contributed to the cost decline.

         PRODUCT DEVELOPMENT. Product development expenses generally consist of payroll and related expenses for merchandising and website personnel, site hosting fees and web content and design expenses as well as expenses associated with development of our proprietary products. Product development expenses decreased from $880,000 for the three-month period ended June 30, 2001 to $382,000 for the three-month period ended June 30, 2002. From the six-month period ended June 30, 2001 to the six-month period ended June 30, 2002, product development expenses declined from approximately $1.7 million to $817,000. The expense decreases in the 2002 periods were attributable to completion in early to mid-2001 of several of the development projects initiated in 2000.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses generally consist of salaries and related costs for our executive, administrative and finance personnel, support services and professional fees, as well as general corporate expenses such as rent and depreciation and amortization. General and administrative expenses increased from $2.0 million for the quarter ended June 30, 2001 to $2.3 million for the quarter ended June 30, 2002. This increase in general and administrative expenses for the second quarter of 2002 over the prior year period was primarily attributable to a charge of approximately $479,000 associated with a settlement agreement with a stockholder concerning certain allegations and related litigation. See Note 8. From the six-month period ended June 30, 2001 to the six-month period ended June 30, 2002, general and administrative expenses declined approximately $129,000 to approximately $4.2 million. The decrease in general and administrative expenses for the six-month period ended June 30, 2002 over the prior year period was primarily attributable to reductions in staffing.

         MERGER AND ACQUISITION COSTS, INCLUDING AMORTIZATION OF GOODWILL IN 2001. Amortization of goodwill recorded in past business combinations ceased upon the adoption of SFAS No. 142 in January 2002. Due to this change, the Company recorded no amortization of goodwill in 2002 compared to $853,000 and $1.7 million in amortization of goodwill in the three and six-month periods ended June 30, 2001. (see Notes 1 and 6 to the accompanying condensed consolidated financial statements). This non-cash acquisition cost primarily relates to the amortization of goodwill resulting from the January 2000 acquisitions of Road Warrior and Cellular Accessory Warehouse and the August 2000 acquisition of Xtend Micro Products. Goodwill was amortized on a straight-line basis over their respective useful lives through fiscal year 2001, generally 40 to 60 months. In conjunction with the adoption of SFAS No. 142 effective January 1, 2002, the Company recorded a charge of $591,000, which is reflected on the statement of operations for the six-month period ended June 30, 2002 as a cumulative effect of change in accounting principle.

         OTHER INCOME, NET. Other income, net, consists primarily of interest income earned on cash and cash equivalents, net of interest expense on borrowing and capital leases, and losses resulting from disposals of fixed assets. Other income, net, changed favorably from a net expense of $103,000 for the three-month period ended June 30, 2001 to other income, net of $44,000 for the three-month period ended June 30, 2002. This favorable difference is primarily attributable to a write-off of $144,000 in the three-month period ended June 30,

2001 of the net book value of web site equipment and software resulting from the implementation of our enhanced web site. For the six-month period ended June 30, 2002, other income, net was $71,000 compared to $240,000 for the six-month period ended June 30, 2001. The decrease was primarily attributable to lower interest income as funds invested from the net proceeds of the initial public offering in October 1999 declined.

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

LIQUIDITY AND CAPITAL RESOURCES

         Prior to our initial public offering, we financed our operations primarily through the sale of preferred stock, capital lease obligations and revolving credit facilities. Prior to our initial public offering, we received $13.2 million from the sale of preferred stock, net of issuance costs. Of this amount, $1.4 million was received in June 1996, $6.0 million in October 1998 and $5.8 million in July 1999. Proceeds from equipment financed under a sale-leaseback transaction, net of principal repayments, amounted to $685,000 during the year ended December 31, 1999. There were no proceeds from equipment financed under sale-leaseback transactions during the six-month period ended June 30, 2002. Proceeds from our initial public offering in October 1999, net of offering costs, amounted to approximately $62.6 million.

         Net cash used in operating activities was $2.0 million for the six-month period ended June 30, 2002, compared to $9.1 million for the six-month period ended June 30, 2001. Net cash used in operating activities during the current period consisted primarily of net losses, which was partially offset by decreases in accounts and notes receivable and inventory. Non-cash expenses included in the net loss for the six-month period ended June 30, 2002 were approximately $2.9 million lower than for the six-month period ended June 30, 2001.

         Net cash used in investing activities was $283,000 and $131,000 for the six-month periods ended June 30, 2002 and 2001, respectively, which was attributable to acquisitions of property and equipment and payment related to a business acquisition in the 2002 period.

         Net cash used in financing activities was $185,000 for the six-month period ended June 30, 2002 compared to $549,000 for the six-month period ended June 30, 2001. Cash used in financing activities included principal payments on debt in both periods, and the prior year period included a loan to a stockholder, who was formerly our Chairman and Chief Executive Officer.

         We have experienced negative cash flows from operations of $11.4 million, $30.0 million and $12.8 million for the years ended December 31, 1999, 2000 and 2001, respectively, and $2.0 million for the six-month period ended June 30, 2002. Recurring losses and negative cash flows from operations and limited financing opportunities raise substantial doubt about our ability to continue as a going concern. With a targeted focus on high margin core products and improved inventory control resulting in significantly reduced excess and obsolete inventory charges we believe that we will be able to achieve improved gross margins. Additionally, we have taken steps to reduce costs through several initiatives including: further downsizing the workforce and facility cost reductions resulting from a relocation of our main facility in Reno to a smaller, less costly facility in Reno completed in early August 2002.

         We may need to raise additional funds before the end of 2002 in the event that we fail to generate sufficient cash from operations. We have no commitments and are not seeking commitments for additional financing. If we were to seek additional financing there can be no assurance that we would be successful in obtaining any additional financing on terms acceptable to iGo or its stockholders. If we raise additional funds through the issuance of equity securities or convertible debt securities, our existing stockholders may experience significant dilution. In the event that we fail to generate sufficient cash from operations and are unable to secure additional financing from other sources, it is uncertain if or for how long we will be able to continue operations. For a discussion of various risks that may impact the likelihood that we will be able to generate cash from operations or financing activities, please see "Factors that May Affect Future Results" below.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No.146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No. 146 on its financial position and results of operations, if any.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS


WE HAVE A HISTORY OF LOSSES AND WE EXPECT LOSSES FOR AT LEAST THE NEXT SEVERAL QUARTERS.

         Since our inception in 1993, we have incurred significant net losses, resulting primarily from costs related to developing our proprietary databases, establishing our brand, building our customer contact center, developing relationships with suppliers and attracting users to our website. At June 30, 2002, we had an accumulated deficit of approximately $80.9 million. We do not expect to achieve profitability for at least the next several quarters.

WE MAY NOT HAVE SUFFICIENT CAPITAL TO REACH PROFITABILITY.

         It is unlikely that we will reach cash-flow positive without raising additional funds. If additional funding is necessary, we may seek such additional funding through debt or equity financings. We currently have no commitments for any additional financing, and there can be no assurance that adequate funds for our operations will be available to us. Our auditors gave us a "going concern" opinion in connection with our fiscal 2001 audit, which may further limit our ability to obtain additional financing. A lack of sufficient capital may require us to delay, scale back or even eliminate some or all of our operations. In the event that we fail to generate sufficient cash from operations and are unable to secure additional financing from other sources, it is uncertain if or for how long we will be able to continue operations.

IF OUR SHARES ARE DELISTED, OUR STOCK PRICE MAY DECLINE FURTHER AND WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL.

         In February 2002, we received notice from Nasdaq that we were not in compliance with Marketplace Rule 4450(a)(5), which requires our common stock to have a minimum bid price per share of $1.00 and in June 2002, we also received notice from Nasdaq that we were not in compliance with Marketplace Rule 4450(a)(2), which requires that the minimum market value of our publicly held shares (shares held by non-affiliates of the Company) be at least $5,000,000. We failed to regain compliance with either of these standards during the grace periods established under the Marketplace Rules and received notice from Nasdaq on May 24, 2002 that our shares were subject to delisting. We appealed this decision and at an oral hearing before the Nasdaq Hearing Panel on July 11, 2002, requested a stay of delisting of our common stock for a 90 day period in order for the merger with Mobility to be completed. On July 31, 2002, the Nasdaq Hearing Panel informed us that our appeal was successful and our common stock could remain listed on The Nasdaq National Market pending the consummation of the proposed merger with Mobility. The Hearing Panel has given us until October 11, 2002, to complete the merger and immediately thereafter, voluntarily delist our securities from The Nasdaq National Market. In the event the merger is not consummated, we may choose to transfer our securities to the Nasdaq SmallCap Market. There can be no assurance that we could maintain compliance with the continued listing requirements of the Nasdaq SmallCap Market for any substantial period of time. If we do not transfer our securities to the Nasdaq SmallCap Market, our securities will be delisted from the Nasdaq Stock Market. While our stock would continue to trade on the over-the-counter bulletin board following any delisting from either Nasdaq Market, we expect that our stock price and trading volume would decline, possibly significantly, and our ability to raise additional capital would be substantially diminished by any such delisting.

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

FAILURE OF THIRD PARTY SUPPLIERS TO SHIP PRODUCTS DIRECTLY TO OUR CUSTOMERS COULD HARM OUR BUSINESS.

         For the year ended December 31, 2001 and the six months ended June 30, 2002, approximately 22% and 35%, respectively, of our total net revenues were from products shipped to our customers directly from our suppliers. The failure of these suppliers to continue to ship products directly to our customers or to ship products to our customers in a timely manner could result in lost revenues, customer dissatisfaction and damage to our reputation. In addition, if we could not depend on these suppliers to ship products to our customers directly, we would have to carry the products in our inventory, which would expose us to risks of excess inventory, outdated merchandise and increased warehouse costs, all of which could harm our business.

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

FAILURE TO SUCCESSFULLY DEFEND A LAWSUIT ALLEGING PATENT INFRINGEMENT ON OUR PART COULD HARM OUR BUSINESS.

         On June 21, 2002, in the United States District Court, Central District of California, Comarco Wireless Technologies, Inc. filed a lawsuit against iGo and its wholly owned subsidiary Xtend Micro Products, Inc. The suit alleges that iGo and Xtend are offering products for sale that infringe upon two United States patents issued to Comarco. The suit seeks injunctive relief, monetary damages, and costs and attorney's fees. We are investigating the facts surrounding these claims and consulting with legal counsel for Mobility regarding this matter, as Mobility is currently involved in litigation with Comarco over similar patent issues. While we intend to vigorously defend ourselves in this matter, we cannot be certain that our defense will be successful, and our business could be harmed if we are unsuccessful.

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

         If all or most of the inventory in our warehouse were damaged or destroyed, we might be unable to replace the inventory in a timely manner and, as a result, be unable to process orders in a timely manner or at all. For the year ended December 31, 2001 and the six months ended June 30, 2002, approximately 78% and 65%, respectively, of the products we sell come from the inventory in our warehouse. We cannot be certain that we would be able to replace the inventory as quickly as our customer orders demand, which may result in the loss of revenue and customers, which would harm our business, financial condition and results of operations.

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

         On June 21, 2002, in the United States District Court, Central District of California, Comarco Wireless Technologies, Inc. filed a lawsuit against us and our wholly owned subsidiary Xtend Micro Products, Inc. The suit alleges that we are offering products for sale that infringe upon two United States patents issued to Comarco. The suit seeks injunctive relief, monetary damages, and costs and attorney's fees. We are investigating the facts surrounding these claims and consulting with legal counsel for Mobility regarding this matter, as Mobility is currently involved in litigation with Comarco over similar patent issues. While we intend to vigorously defend ourselves in this matter, we cannot be certain that our defense will be successful, and our business could be harmed if we are unsuccessful.

         On June 14, 2002, in the United States District Court, Northern Nevada, we filed a lawsuit against Mark Rapparport and XMicro Holding Company, Inc., seeking declaratory relief and alleging intentional interference with prospective advantage. This lawsuit was filed in response to a letter received from counsel for Rapparport and XMicro which made various allegations regarding a previous settlement agreement between the parties, our acquisition of Xtend Micro Products and certain other matters. In the lawsuit we sought an order stating that the settlement agreement is valid and enforceable, an order preventing the defendants from further attempting to interfere with the pending merger, monetary damages, and costs and attorney's fees. Effective July 18, 2002, the parties entered into a settlement agreement regarding these matters. In connection with this settlement, presuming that the merger is consummated, we will pay such parties $1,850,000 in cash, all active litigation between the parties will be dismissed and all claims and demands terminated and released. Mr. Rapparport has agreed to vote his 3,531,199 shares in favor of the merger, but prior to the consummation of the merger, such shares will be cancelled and he will not receive distributions of any of the merger consideration. If the merger agreement is terminated or the merger does not occur prior to October 31, 2002, the parties' respective obligations and releases under the settlement agreement will terminate, Mr. Rapparport will keep his shares and will forfeit all but certain portions of the settlement payment. If the merger is terminated prior to September 3, 2002 and no stockholder meeting to approve the merger has taken place, Mr. Rapparport will retain $350,000 of the settlement payment. If the merger is terminated after September 3, 2002 or otherwise following our stockholder meeting, Mr. Rapparport will retain $250,000 in addition to the previously retained payment. If the merger has not occurred by October 1, 2002, and iGo and Mobility choose to extend the merger agreement, but the merger does not occur by October 31, 2002, then Mr. Rapparport would retain $500,000 in addition to the previously retained payments. Mobility has agreed to reimburse us for one-half of any payments retained by such stockholder in the event the merger agreement is terminated or the merger does not occur by the deadline.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.  OTHER INFORMATION

          None

ITEM 6.  EXHIBITS AND REPORTS ON
          FORM 8-K

(a)      EXHIBITS


     Exhibit Number                             Description

     99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)      REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the period covered by this report. However, on July 26, 2002, the Company filed a Form 8-K under Item 1 and Item 5, announcing (respectively) an amendment to the Agreement and Plan of Merger among Mobility Electronics, Inc., IGOC Acquisition, Inc., and the Company, and that the adjustment to the cash consideration for the merger as set forth in such amendment was the result of a settlement reached with a significant stockholder of the Company, Mark Rapparport, and his affiliate, XMicro Holding Company, with respect to certain allegations that were made by such parties against the Company and certain of its affiliates. The principal agreements for such amendment and settlement were filed in connection with such Form 8-K and, accordingly, are not included herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002


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